Form 10-K
period 2022-08-31
ACUITY BRANDS INC
filed 2022-10-26
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $182.37 as quoted on the New York Stock Exchange on February 28, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5.4 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 32,158,387 shares as of October 21, 2022.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2022 Annual Meeting of Stockholders

ACUITY BRANDS, INC.

PART I

Item 1.Business.
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
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Winona® Lighting, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Luminaire LEDTM, Luminis®, Dark to Light®, RELOC® Wiring Solutions, and OPTOTRONIC®.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. Our customers are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, our sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements.
ABL comprised approximately 95% of consolidated revenues during fiscal 2022, 2021, and 2020.
ISG Segment
ISG delivers products and services that make spaces smarter, safer, and greener. ISG offers a building management platform and location-aware applications. Our building management platform includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. Our Atrius® intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our Atrius® software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to Distech Controls® and Atrius®.
ISG comprised approximately 5% of consolidated revenues during fiscal 2022, 2021, and 2020.
Manufacturing and Distribution
We operate 18 manufacturing facilities, including six facilities in the United States, seven facilities in Mexico, two facilities in Europe, and three in Canada. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs in the most cost-effective manner. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2022 by significant geographic region.

	Manufactured	Purchased	Total
United States	14%	9%	23%
Mexico	56%	—%	56%
Asia	—%	16%	16%
Others	5%	—%	5%
Total	75%	25%	100%
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
Lighting and building technology solutions are delivered to our customers through a network of strategically located distribution centers, regional warehouses, and commercial warehouses in North America or directly to our customers from manufacturing facilities using both common carriers and a company-managed truck fleet. For international customers, distribution methods are adapted to meet individual customer or country requirements. During fiscal 2022, net sales initiated outside of the U.S. represented approximately 13% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or significant improvement to an existing product or service. We invest in product vitality, including enhancement of existing offerings, with a focus on improving the performance-to-cost ratio and energy efficiency as well as redesigning products based on component availability. We also develop software applications and capabilities to enhance data analytics offerings for building performance, enterprise operations, and personal experiences. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but the amounts do not include all new product development costs. For fiscal 2022, 2021, and 2020, R&D expenses totaled $95.1 million, $88.3 million, and $82.0 million, respectively.
Sales and Marketing
Sales
We sell lighting and building technology solutions to customers utilizing numerous sales forces, including internal direct salespeople and independent sales agencies, based on the channel and geography served. We also operate an international sales group coordinating export sales outside of North America.
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

Industry Overview
Our addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; daylighting; lighting controls; HVAC controls; and building technology controls, software, and systems. We expect that the industry’s addressable market is likely to expand due to the benefits and value creation provided by our intelligent building platform services and location-aware and asset tracking applications.
We operate in a highly competitive industry that is affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, employment levels, credit availability, interest rates and inflation, building costs, freight, construction-related labor availability, building occupancy rates, imports and trade, energy costs, freight costs, and commodity costs (including tariffs) and availability. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available, though internal estimates based on third-party data estimate the size of the markets to be about the same. Non-residential construction spending on commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting and building technology solutions. Demand for our residential lighting products is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
Our market is influenced by evolving technologies. This evolution includes: the development of new or improved lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; design strategies and technologies addressing sustainability and facilitating intelligent buildings; and incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building technology solutions. We are a leading provider of integrated lighting and building technology solutions based on these technologies and utilize internally developed, licensed, or acquired intellectual property. Solid-state lighting and digital building technology systems can be converged allowing for an optimal local operating system to increase efficiency and reduce costs while also delivering productivity benefits.
Competition
We experience competition based on numerous factors, including product vitality, service capabilities, price, brand name recognition, product quality, product and system design, energy efficiency, and customer relationships. The market for lighting and building technology services and solutions is competitive and continues to evolve through acquisition and consolidation activities. New entrants continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants. Additionally, the market for artificial intelligence and software solutions is active with a wide range of competitors, from existing large companies to startup organizations. Certain global and more diversified manufacturers may provide a broader product offering utilizing electrical, lighting, and building technology products and services as well as pricing benefits from the bundling of various offerings. In addition, there are competitors, including Asian importers, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies.
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
On an ongoing basis, we allocate resources, including investments in capital and operating costs, to comply with laws and regulations. We do not currently believe that the costs of complying with government regulations have a material impact on our financial condition, results of operations, or cash flows. However, we may be affected by current or future standards, laws, or regulations, including those imposed in response to energy, substances in or components in or used in the manufacturing of our products, climate change, product functionality, geopolitical, corporate social responsibility, employee health and safety, privacy, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and services. They may also place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or may impact the willingness of certain investors to own our shares. See Part I. Item 1a. Risk Factors for additional information.
Raw Materials
Our production requires raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of materials, freight, tariffs, and duties on certain materials, particularly imports from Asia, as well as disruptions in availability of raw materials, components, and sourced finished goods.
We do not currently engage in significant commodity hedging transactions for raw materials, though we have and will continue to commit to purchase certain materials generally for a period of up to 12 months. We monitor and investigate alternative suppliers and materials based on numerous attributes including, but not limited to, quality, service, and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness and availability of our products and services may result in a reduction in the number of our suppliers.
Intellectual Property
We own or have licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to our products, processes, and businesses. These intellectual property rights are important factors for our businesses. We rely on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. As of August 31, 2022, we had approximately 2,700 total patent assets including issued United States and foreign patents as well as pending United States and foreign patent applications. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.
Seasonality and Cyclicality
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Because of these seasonal factors we historically have experienced our highest sales in the last two quarters of each fiscal year; however, in the prior years presented our seasonality was meaningfully impacted by the COVID-19 pandemic.
Our lighting and building technology solutions are sold to customers in both the new construction as well as renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies. Sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material adverse effect on our net sales, operating income, financial position, and cash flows.
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
The COVID-19 pandemic has had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our operating results. Although our facilities are open, a resurgence in COVID-19 cases, including as a result of new variants, may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention and other agencies. We have taken actions to reduce costs, including the realignment of headcount with current volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) signed into law on March 27, 2020. Half of these deferrals were paid in December 2021, and the remaining deferrals are due in December 2022.
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
Human Capital
We employed approximately 13,200 associates at August 31, 2022 of which approximately 3,900 were employed in the United States and approximately 8,400 were employed in Mexico. Our remaining associates were employed in other international locations including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements in place or in process cover approximately 1,600 and 7,000 associates in the United States and Mexico, respectively. Arrangements related to approximately 100 associates in the United States will expire after the next fiscal year, and arrangements for approximately 7,000 associates in Mexico will expire within the next fiscal year, primarily due to annual negotiations of union contracts. We believe that we have strong relationships with both our unionized and non-unionized associates.
Growth and Development
A key pillar to attract, develop, and retain top talent is our focus on the growth and development of our associates. In fiscal 2022, we remained focused on development through the creation of development plans for associates, training opportunities, and other activities. Our Performance Management and other processes are intended to align associate aspirations, interests, performance, and experiences with the talent needs that enable the business. Managers and associates conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an associate development culture. In fiscal 2022, we piloted a management effectiveness series focused on coaching to performance, which we offered through in-person events and a virtual series.
We provide self-learning resources to help associates expand their lighting, controls, and building management technical knowledge through Acuity Academy and other resources.
In fiscal 2022, we enhanced our career framework through the completion of our Global Career Architecture project. The focus of this project was to enable a culture that more effectively attracts, retains, rewards, and mobilizes talent. This project will continue to underpin our initiatives in fiscal 2023, including the launch of several new development programs and tools aimed at helping both managers and associates respond to the desire to learn and grow.
Compensation and Benefits
We review our compensation and benefit plans annually to ensure that we are providing competitive, contemporary, and inclusive programs so we can attract and retain the best people and support the health and well-being of our associates and their families. Based on this review, we offer a competitive total rewards package to our associates that includes base compensation, bonuses, profit-sharing plans, stock grants, health benefits, and/or retirement benefits commensurate with an employee's position, skill set, and experience.
Diversity, Equity, and Inclusion
We believe that diversity, equity, and inclusion are important factors in our ongoing success. Our goal is to ensure that all associates feel valued, respected, and accepted for their contributions regardless of their race, sex, religion, ethnicity, age, gender identity, disabilities, national origin, sexual orientation, or other unique characteristics. To promote diversity in the workplace, we sponsor a diversity, equity, and inclusion council that is responsible for setting our diversity strategy and initiatives, many resulting from associate feedback. Our diversity, equity, and inclusion council consists of members of management as well as key human resource process leaders and leaders from our various employee resource groups. We currently have three employee resource groups: Minorities Amplifying Growth, Inclusion, and Community (“MAGIC”); the Women’s Network; and People Respecting Identity, Diversity, and Equity (“PRIDE”). These groups are designed to embrace, celebrate, and recognize the power of diversity.

Health and Safety
We strive to ensure our associates have a safe and collaborative work environment. Our management practices promote Environmental, Health & Safety (“EHS”) excellence. To achieve this standard, we have instituted an EHS Management System based on the goals and guidelines of the International Standards of Operation for Environmental Management, International Standards for Occupational Health & Safety Management, and our own guiding principles. These guidelines include identifying and controlling hazardous exposures for the prevention of injuries, preventing pollution, and complying with all relevant legal and other requirements. We review each facility’s qualitative and quantitative results, with an emphasis on leading indicators that help avoid violations, accidents, and injuries. A variety of different metrics are averaged to determine a facility’s performance, which is used to find continuous improvement opportunities.
COVID-19 Response
We remain committed to prioritizing the health and well-being of our associates and their families in light of the COVID-19 pandemic. We continue to follow guidelines issued by the World Health Organization, Centers for Disease Control and Prevention, and local health providers, adapting our policies and procedures quickly in response to continually evolving information, statistics, and best practices. We expanded paid and unpaid leave policies to cover exposures, quarantines, vaccination, and testing. At our manufacturing and distribution facilities, we continue to have in place safety protocols, regularly clean work areas, and encourage all associates to engage in good handwashing and hygiene practices. We also offered on-site vaccination clinics at several facilities and strongly encouraged our associates to get vaccinated.
Environmental Sustainability
We save energy and help reduce carbon emissions through our lighting, lighting controls, and building management solutions replacing older technologies, and we drive innovation and performance across our business to minimize our impact on the environment. We also seek to use raw materials more efficiently and to operate our own facilities in a more intelligent, environmentally-friendly manner. We have extended the capabilities of our energy data management software, Atrius Building Insights, to enable users to track and report their full carbon footprint. We regularly communicate progress as part of our EarthLIGHT sustainability program.
Information Concerning Acuity Brands
Acuity Brands, Inc. was incorporated in 2001 under the laws of the State of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link under the "Financials" heading within the “For Investors” section on our website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Ethics and Business Conduct as well as our Corporate Governance Guidelines are available free of charge through the “Committee Charters and Governance Documents” link under the “Governance” heading within the “For Investors” section on our website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the charters for our Audit Committee, Compensation and Management Development Committee, and Governance Committee are available free of charge through the “Committee Charters and Governance Documents” link under the “Governance” heading within the "For Investors" section on our website. The Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters are available in print to any of our stockholders that request such document by contacting our Investor Relations department.

Item 1a.Risk Factors.
This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks could adversely impact our financial position, results of operations, cash flows, and financial expectations and could cause the market price of our securities to decrease. Such risks include the following, without limitation.
Risks Related to Our Strategy
Our business and results have been and may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
We utilize a variety of raw materials and components in our production process including steel, aluminum, lamps, certain rare earth materials, microchips, light emitting diodes (“LED”), LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based byproducts, natural gas, and copper. We also source certain finished goods externally. During fiscal 2022, the ongoing effects of the COVID-19 pandemic have continued to disrupt our supply chain for certain components, including, notably, microchips and electronic, and have resulted in higher prices for significant commodities, including oil and steel, as well as increased warehousing and container costs, which have continued to negatively impact our business. These disruptions in the supply chain and shortages could affect our ability to procure components for our products on a timely basis, or at all, or could require us to commit to increased purchases and provide longer lead times to secure critical components by entering into longer term guaranteed supply agreements. Alternatively, supply chain disruptions and shortages could require us to rely on relatively high-cost spot market purchases for certain materials or products.
Future increases in our costs and/or continued disruptions in the supply chain could negatively impact our profitability, as there can be no assurance that future price increases will be successfully passed through to customers. We generally source these goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis, results in sole-source supplier situations.
Our competitors supply certain of those items, and those competitors may, for various strategic reasons, choose to cease selling to us. In addition, our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers, and in turn, increased risk associated with reliance on a single or a limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may result in additional price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, we are dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
In addition, the labor market for skilled manufacturing remains tight as the U.S. economy recovers after the COVID-19 pandemic shutdowns, and our labor costs have increased as a result.
Our results may be adversely affected by our inability to maintain pricing.
Aggressive pricing actions by competitors may affect our ability to achieve desired revenue growth and profitability levels under our current pricing strategies. Potential decreased demand for our products resulting from factors including uncertainty in the global economy, the ongoing impacts of COVID-19, the current inflationary environment, and a potential global recession may influence competitor pricing. We may also decide to lower prices to match the competition or to adjust for current demand levels, as well as for other reasons. Additionally, dynamic pricing models may not cover our rising costs. Even if we were able to increase prices to cover our costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if costs were to decline, the marketplace may not allow us to hold prices at their current levels.

Our inability to effectively innovate could adversely affect our ability to compete.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, our ability to manage the risks associated with product life cycles, such as additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, availability of products in appropriate quantities and costs to meet anticipated demand, and risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot fully predict the ultimate effect of new product introductions on our business. Additionally, new products and solutions may not achieve the same profit margins as expected or as compared to our historic products and solutions. Furthermore, other market participants, such as well-established competitors, could develop alternative platforms for monetizing products, solutions, and services that result in a paradigm shift in our industry, particularly with respect to new and developing technologies.
We may not be able to identify, finance, and complete suitable acquisitions, alliances, or investments, and we may pursue future growth through acquisitions, alliances, or investments, which may not yield anticipated benefits.
We have strengthened our business through acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. Such investments have been and may be in startup or development-stage entities. We will benefit from such activity only to the extent that we can effectively identify suitable acquisition and alliance candidates and leverage and integrate the assets or capabilities of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. It may be difficult for us to integrate acquired businesses efficiently into our business operations. Any acquisitions, alliances, or investments may not be successful or realize the intended benefits. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversion of resources and management's attention from other business concerns, and difficulties in attaining synergies, among other factors, could adversely affect our ability to recover initial and subsequent investments, particularly those related to acquired goodwill and intangible assets or non-controlling interests. In addition, such investment transactions may limit our ability to invest in other activities, which could be more profitable or advantageous.
The inability to effectively execute our business strategies could adversely affect our financial condition and results of operations.
Various uncertainties and risks are associated with the implementation of a number of aspects of our global business strategies, including but not limited to, the development, marketing, and selling of lighting, building technology, and software-based solutions; the development, marketing, and selling of new or enhanced products and solutions; effective integration of acquisitions; and our environmental strategies and climate change commitments. Those uncertainties and risks include, but are not limited to: diversion of management’s attention; difficulty in retaining or attracting employees; negative impact on relationships with distributors and customers; obsolescence of current products and slow new product development; inability to effectively participate in opportunities utilizing our digital lighting and building technology systems; additional streamlining efforts; inability to produce certain components with quality, performance, and cost attributes equal to or better than provided by other component manufacturers; and unforeseen difficulties in the implementation of the management operating structure. Problems with strategy execution could offset anticipated benefits, disrupt service to customers, and impact product quality as well as adversely affect our business and reputation. With the addition of new products and solutions, we may encounter new and different competitors that may have more experience with respect to such products and solutions.
We may experience difficulties in streamlining activities, which could impact shipments to customers, product quality, and the realization of expected savings from streamlining actions.
We expect to benefit from potential programs to streamline operations, including the consolidation of certain facilities and the reduction of overhead costs. Such benefits will only be realized to the extent that we can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.

General business, political, and economic conditions, including the strength of the construction market, political events, or other factors may affect demand for our products and services.
We compete based on numerous factors, including product vitality and service levels, as well as features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting, lighting controls, and building technology solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy and other political uncertainties, may negatively impact new construction and renovation projects, which in turn may impact demand for our product and service offerings.
Risks Related to Our Operations
The ongoing effects of the COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.
The COVID-19 pandemic has negatively impacted, and may continue to (along with similar events in the future) negatively impact, our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place, social distancing ordinances, and business shutdowns, which temporarily disrupted our ability to manufacture or distribute our products in some of these markets. A reoccurrence of these disruptions could materially adversely impact our ability to operate and results of operations. There is considerable uncertainty regarding the extent to which the COVID-19 outbreak will continue to spread, including the impact of identified and potential new variants, the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, and public response to the pandemic.
The COVID-19 pandemic and such preventive measures have significantly impacted economic activity and markets around the world and our business, and they (and similar events in the future), may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations; decreased employee availability; increased claims or other expenses; potential border closures; disruptions to the businesses of our channel partners; and others. We may incur additional costs related to additional testing and screening of our employees, governmental vaccination mandates, and additional safety requirements from organizations such as the Occupational Safety and Health Administration (“OSHA”). Our suppliers and customers have also faced these and other challenges, which has led to a disruption in our supply chain for certain components, decreased construction and renovation spending and consumer demand for our products and services, rising commodity costs, and increased freight, warehousing, and container costs. These disruptions and challenges may continue for an indefinite period of time and may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, the continued effects of COVID-19 on the global economy, including economic slowdowns, supply chain disruptions, or recessions, could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counter-parties to make payments to us, on a timely basis or at all.
Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic (and similar events in the future), including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.
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
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of sales during fiscal 2022, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by disruptions to our operations.
The breakdown of equipment or other events, including, but not limited to, labor disputes, strikes, workplace violence, public health epidemics (including the COVID-19 pandemic), climate change, brown outs and other power outages, earthquakes, fires, explosions, terrorism, adverse weather conditions, water scarcity, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 56% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production or delay opening a facility due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. Further, these types of events may negatively impact residential, commercial, and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could adversely impact us. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintain insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Company operating systems, information systems, or devices have experienced, and may experience in the future, a failure, a compromise of security, or a violation of data privacy laws or regulations, which could adversely impact our operations as well as the effectiveness of internal controls over operations and financial reporting.
We are highly dependent on various software and automated systems to record and process operational and financial transactions. We have experienced, and could experience in the future, a failure of one or more of these software and automated systems or could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system.
We have also experienced compromises of our security, and could experience in the future, a compromise of our security due to many reasons, including technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties, including viruses, malware, or phishing. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, cyber-attacks, including but not limited to hacking, malware, ransomware attacks, denial-of-service attacks, social engineering, exploitation of internet-connected devises, and other attacks, epidemics, computer viruses, and electrical/telecommunications outages). While prior compromises of our security have not had, in the aggregate, a material impact on the Company’s operations and financial condition, the Company expects events of this nature to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats.
If any of our hardware, software, or automated systems are compromised, fail, or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses, or result in potential liability or reputational damage. There can be no assurance that our efforts to protect our data and information technology will prevent such compromises of security.
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
We and certain of our third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, trade secrets, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to our reputation, affect relationships with our customers, employees, and other counterparties, lead to claims against us, which may result in the payment of fines, penalties, and costs, and ultimately harm our business. In addition, we may be required to incur significant costs, or regulatory fines, penalties, or intervention, to protect against damage caused by these disruptions or security breaches in the future.
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
We employed approximately 13,200 people as of August 31, 2022, approximately 9,300 of whom are employed in international locations. As such, we have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 66% of our workforce. Collective bargaining agreements representing approximately 54% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.

Our success is also dependent upon our ability to attract, retain, and motivate a qualified and diverse workforce, and there can be no assurance that we will be able to do so, particularly during times of increased labor costs or labor shortages. We rely upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. We have experienced intense competition for qualified and capable personnel in key markets and with key skills, and we cannot provide assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating, and retaining personnel in the future. In addition, our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries, which may increase labor costs. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. An inability to attract and retain a sufficient number of employees could adversely impact our ability to execute key operational functions.
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
We utilize strategic partners and third-party relationships in order to operate and grow our business. For instance, we utilize third parties to contract manufacturing of certain products, subcontract installation and commissioning, as well as perform certain selling, distribution, and administrative functions. We cannot control the actions or performance, including product quality, of these third parties and therefore, cannot be certain that we or our end-users will be satisfied. Any future actions of or any failure to act by any third party on which our business relies could cause us to incur losses or interruptions in our operations. In addition, we act as a general contractor in certain relationships with third-parties, and as such are subject to risks applicable to general contractors.
We are subject to risks related to operations and suppliers outside the United States.
We have substantial activities outside of the United States, including sourcing of products, materials, components, and contract manufactured finished goods, as well as manufacturing and distribution activities. Our operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both our domestic and international operations, we face risks specifically related to our foreign operations and sourcing activities, including but not limited to: foreign currency fluctuations; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; shipping delays or disruptions; criminal activities; increases in tariffs and taxes; corruption; terrorist action; nationalization and expropriation; limitations on repatriation of earnings or other capital requirements; and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for us.
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
We operate seven manufacturing facilities in Mexico, some of which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import raw materials into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if our Mexican facilities cease to qualify for Maquiladora status or if the Mexican government adopts additional adverse changes to the program, including nationalization, our manufacturing costs in Mexico would increase.
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the United States, Mexico, Canada Free Trade Agreement (“USMCA”) which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A majority of our sales are subject to USMCA. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods, including steel and aluminum. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. We source certain components and approximately 16% of our finished goods from Asia, a significant portion of which are subject to Chinese tariffs. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, the USMCA, or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the US economy or certain sectors thereof and, thus, to adversely impact our business.
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
Our business could be negatively impacted by social impact and sustainability matters.
There is an increasing focus from U.S. and foreign government agencies, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social and governance (“ESG”) matters. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibilities are inadequate. In addition, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead.
We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG matters, in our EarthLIGHT (ESG) Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail, or are perceived to fail, to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected.
Risks Related to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws, and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
The laws and regulations impacting us impose increasingly complex, stringent, and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling, and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, and working conditions for and compensation of our employees. In addition, permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. Environmental laws and regulations have generally become stricter in recent years, and federal, state, and local governments domestically and internationally are considering new laws and regulations, including those governing raw material composition, carbon dioxide and other air emissions, end-of-life product dispositions, and energy efficiency. We may be affected by those or other future standards, laws, or regulations, including those imposed in response to energy, climate change, our carbon footprint, product functionality, geopolitical, corporate social responsibility, or similar concerns. These standards, laws, or regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and may place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares.
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
We may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and we do not maintain insurance for such recall events. Many of our products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. We have increasingly manufactured certain of those components and products in our own facilities. We have previously initiated product recalls as a result of potentially faulty components, assembly, installation, design, and packaging of our products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products we developed that incorporate technologies, such as LED, generally provide for more extensive warranty protection, which may result in higher costs if warranty claims on these products are higher than historical amounts. We may also be liable if the use or failure of any of our products cause harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light emitted by our products, or any other personal injury or property damage, and we could suffer losses from a significant product liability judgment against us in excess of our insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.
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
We are exposed to certain regulatory, financial and other risks related to climate change and other sustainability matters.
The scientific consensus indicates that emissions of greenhouse gases (“GHG”) continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The potential impacts of climate change on our customers, product offerings, operations, facilities, and suppliers are accelerating and uncertain, as they will be particular to local and customer-specific circumstances.
Concerns regarding climate change may lead to significant legislative and regulatory responses, including efforts to limit GHG emissions. The EPA has implemented regulations that require reporting of GHG emissions or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting, and/or regional GHG cap-and-trade programs. It is uncertain whether, when, and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol, and in February 2021, the U.S. rejoined the Paris Accord, and these and other existing or potential international initiatives and regulations could affect our international operations. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. It is uncertain what laws will be enacted, and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations, and cash flows.
In addition, investors and stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards are evolving, our failure to sufficiently respond to these evolving standards and expectations may cause us to suffer from reputational damage, and our business or financial condition could be adversely affected.
Risks Related to Financial Matters
The market price and trading volume of our shares may be volatile.
The market price of our common shares could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions. Our performance could be different than analyst expectations, causing a decline in our stock price. To the extent that other large companies within our industry experience declines in share price, our share price may decline as well. In addition, we may discontinue or reduce dividend payments and may discontinue or suspend our share repurchase program based on several factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board of Directors may deem relevant. Any modification or suspension of dividends and any suspension or termination of our share repurchase program could cause our stock price to decline.
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

Item 1b.Unresolved Staff Comments.
None.

Item 2.Properties.
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories by which reportable segment, Acuity Brands Lighting and Lighting Controls (“ABL”) or the Intelligent Spaces Group (“ISG”), the facility primarily benefits as of August 31, 2022:

	ABL		ISG		Corporate	Total
Nature of Facilities	Owned	Leased	Owned	Leased	Leased	Owned	Leased
Manufacturing facilities	10	6	2	—	—	12	6
Warehouses	—	1	—	—	—	—	1
Distribution centers*	2	6	—	—	—	2	6
Offices	5	12	—	2	1	5	15
Total	17	25	2	2	1	19	28
______________________________________
* Many of the distribution centers also have certain manufacturing and assembly capabilities.
The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2022:

	United States	Mexico	Europe	Canada	Total
ABL:
Owned	4	5	1	—	10
Leased	2	2	—	2	6
Total	6	7	1	2	16

ISG:
Owned	—	—	1	1	2
Total	—	—	1	1	2
We believe that our properties are well maintained and in good operating condition and that our properties are suitable and adequate for our present needs. Initiatives related to enhancing global operations may result in the future consolidation of certain facilities.

Item 3.Legal Proceedings.
See the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for information regarding our legal proceedings.

Item 4.Mine Safety Disclosures.
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 21, 2022, there were 1,856 stockholders of record.
The timing, declaration, and payment of future dividends to holders of our common stock will depend upon many factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition, and other factors that our Board of Directors may deem relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 25, 2023, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
On March 31, 2022, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of August 31, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.8 million shares. The following table summarizes share repurchase activity by month for the quarter ended August 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/1/2022 through 6/30/2022	339,454	$166.98	339,454	3,111,550
7/1/2022 through 7/31/2022	215,320	$166.92	215,320	2,896,230
8/1/2022 through 8/31/2022	78,030	$179.42	78,030	2,818,200
Total	632,804	$168.50	632,804	2,818,200

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2022, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones U.S. Electrical Components & Equipment Index,
and the Dow Jones U.S. Building Materials & Fixtures Index

250
200
150
100
50
0
Aug-17
Aug-18
Aug-19
Aug-20
Aug-21
Aug-22
Acuity Brands, Inc.
S&P Midcap 400 Index
Dow Jones U.S. Electrical Components & Equipment Index
Dow Jones U.S. Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2017 in stock or index, including reinvestment of dividends.

	Aug-17	Aug-18	Aug-19	Aug-20	Aug-21	Aug-22

Acuity Brands, Inc.	$100	$87	$71	$63	$106	$95
S&P Midcap 400 Index	100	120	112	117	169	152
Dow Jones U.S. Electrical Components & Equipment Index	100	117	105	121	176	156
Dow Jones U.S. Building Materials & Fixtures Index	100	106	117	138	219	172
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries for the fiscal years ended August 31, 2022 and 2021. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.
A discussion of the year ended August 31, 2021 compared to the year ended August 31, 2020 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2021.

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
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations as well as various sources of financing. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases. Sufficient cash flow generation is also critical to fund our operations in the short and long terms and to maintain compliance with covenants contained in our financing agreements.
Our significant contractual cash requirements as of August 31, 2022 primarily include principal and interest on our unsecured notes and borrowings under our credit agreement as well as payments for operating lease liabilities. Further details on our borrowings and operating lease liabilities are outlined in the Debt and Lines of Credit and Leases footnotes of the Notes to Consolidated Financial Statements, respectively, within this Form 10-K.
Additionally, we incur purchase obligations in the ordinary course of business that are enforceable and legally binding. Contractual purchase obligations for years subsequent to August 31, 2022 include $533.1 million in fiscal 2023. Contractual purchase obligations beyond fiscal 2023 are not significant.
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
Cash
Our cash position at August 31, 2022 was $223.2 million, a decrease of $268.1 million from August 31, 2021. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $316.3 million of cash flows from operating activities during fiscal 2022 compared with $408.7 million in the prior-year period, a decrease of $92.4 million. This decline was due primarily to higher working capital investments to support year-over-year growth as well as to mitigate inconsistent supply availability at our production facilities.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) as well as the terms of our $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”).
At August 31, 2022, our outstanding debt balance was $513.0 million compared to our cash position of $223.2 million. We were in compliance with all financial covenants under our financing arrangements as of August 31, 2022.
At August 31, 2022, we had additional borrowing capacity under the revolving credit facility of $577.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the facility less the outstanding letters of credit of $4.1 million issued under the facility. As of August 31, 2022, our cash on hand combined with the additional borrowing capacity under the revolving credit facility totaled approximately $801.1 million.
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

Summarized Balance Sheet Information	August 31, 2022	August 31, 2021
Current assets	$1,056.6	$1,172.0
Current assets due from non-guarantor affiliates	280.2	213.4
Non-current assets	1,414.3	1,391.7
Current liabilities	620.4	595.1
Non-current liabilities	821.0	815.7

Summarized Income Statement Information	Year Ended August 31, 2022
Net sales	$3,397.2
Gross profit	1,406.4
Net income	366.0
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Investments in Current Business Growth
We invested $56.5 million and $43.8 million in fiscal 2022 and 2021, respectively, in property, plant, and equipment, primarily related to investments in new and enhanced information technology capabilities, tooling, equipment, and facility enhancements. Additionally, we invested in working capital to support growth and to mitigate inconsistent supply availability at our production facilities.
Strategic Acquisitions and Investments
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during fiscal 2022. The $12.9 million of cash outflows in fiscal 2022 reflected in Consolidated Statements of Cash Flows primarily relate to working capital settlements for fiscal 2021 acquisitions. We invested in acquisitions of businesses, net of cash acquired, of $75.3 million in fiscal 2021.
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.

Dividends
We paid dividends on our common stock of $18.1 million ($0.52 per share) in fiscal 2022 and $19.1 million ($0.52 per share) in fiscal 2021, indicating a quarterly dividend rate of $0.13 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During fiscal 2022, we repurchased 2.9 million shares of our outstanding common stock for $511.7 million. Total cash outflows for share repurchases during fiscal 2022 were $514.8 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of August 31, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.8 million shares.
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
Russia and Ukraine Conflict
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

Results of Operations
The following is a discussion of our results of operations in fiscal 2022 compared to fiscal 2021. A discussion of our fiscal 2021 results of operations compared to fiscal 2020 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2021.
The following table sets forth information comparing the components of net income for the year ended August 31, 2022 with the year ended August 31, 2021 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2022	2021	(Decrease)		Change
Net sales	$4,006.1	$3,461.0	$545.1		15.7%
Cost of products sold	2,333.4	1,986.0	347.4		17.5%
Gross profit	1,672.7	1,475.0	197.7		13.4%
Percent of net sales	41.8%	42.6%	(80)	bps
Selling, distribution, and administrative expenses	1,163.0	1,044.1	118.9		11.4%
Special charges	—	3.3	(3.3)		NM
Operating profit	509.7	427.6	82.1		19.2%
Percent of net sales	12.7%	12.4%	30	bps
Other expense:
Interest expense, net	24.9	23.2	1.7		7.3%
Miscellaneous (income) expense, net	(9.1)	8.2	(17.3)		NM
Total other expense	15.8	31.4	(15.6)		(49.7)%
Income before income taxes	493.9	396.2	97.7		24.7%
Percent of net sales	12.3%	11.4%	90	bps
Income tax expense	109.9	89.9	20.0		22.2%
Effective tax rate	22.3%	22.7%
Net income	$384.0	$306.3	$77.7		25.4%
Diluted earnings per share	$11.08	$8.38	$2.70		32.2%
NM - not meaningful
Net Sales
Net sales of $4.01 billion for the year ended August 31, 2022 increased by $545.1 million, or 15.7%, compared with the prior-year period. Both our ABL and ISG segments benefited from recent price increases as well as higher volumes. Revenues from acquired companies contributed an approximately 3% increase in net sales compared to the prior year. Changes in foreign currency rates did not have a meaningful impact on net sales for the year ended August 31, 2022.
Gross Profit
Gross profit for the year ended August 31, 2022 increased $197.7 million, or 13.4%, to $1.67 billion compared with $1.48 billion for the prior year. Gross profit margin decreased 80 basis points to 41.8% for fiscal 2022 compared with 42.6% in the prior-year period. In this inflationary environment, we continued to experience material, labor, and freight escalations while also taking pricing actions that mitigated these escalations. Gross profit margin was also unfavorably impacted by the near-term dilutive effects of recent acquisitions.
Operating Profit
Selling, distribution, and administrative expenses of $1.16 billion for the year ended August 31, 2022 increased $118.9 million, or 11.4%, compared with the prior year. This increase was due primarily to higher commissions and freight costs associated with higher sales as well as increased employee-related costs due, in part, to recent acquisitions.
Operating profit for fiscal 2022 was $509.7 million compared with $427.6 million reported for the prior-year period, an increase of $82.1 million, or 19.2%. Operating profit margin increased 30 basis points to 12.7% for fiscal 2022 compared with 12.4% for fiscal 2021. The increase in operating profit margin was primarily the result of improved leveraging of our operating costs as well as lower special charges, partially offset by a lower gross profit margin.
Other Expense
Other expense consists of net interest expense and net miscellaneous (income) expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $24.9 million and $23.2 million for the years ended August 31, 2022 and 2021, respectively.
We reported net miscellaneous income of $9.1 million in fiscal 2022 compared with net miscellaneous expense of $8.2 million in fiscal 2021. During fiscal 2021, we recorded impairment charges totaling $6.0 million for certain unconsolidated equity investments. Further details regarding the impairment charges are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements. Excluding the impairments, the year-over-year change in net miscellaneous (income) expense was largely due to changes in pension cost as well as foreign currency-related transactions.
Income Taxes and Net Income
Our effective income tax rate was 22.3% and 22.7% for the years ended August 31, 2022 and 2021, respectively. The change in our effective income tax rate year over year is due primarily to the impact of discrete items. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for fiscal 2022 increased $77.7 million, or 25.4%, to $384.0 million from $306.3 million reported for the prior year. The increase in net income resulted primarily from an increase in operating profit compared to the prior-year period partially offset by higher income tax expense related to the increase in profit.
Diluted earnings per share for fiscal 2022 was $11.08 compared with $8.38 for the prior-year period, an increase of $2.70, or 32.2%. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following tables set forth information comparing the operating results of our segments, ABL and ISG, for the year ended August 31, 2022 with the year ended August 31, 2021 (in millions):

	Year Ended August 31,
ABL:	2022	2021	Increase (Decrease)	Percent Change
Net sales	$3,810.1	$3,287.3	$522.8	15.9%
Operating profit	545.6	476.2	69.4	14.6%
Operating profit margin	14.3%	14.5%	(20)	bps

ISG:
Net sales	$216.1	$190.0	$26.1	13.7%
Operating profit	22.7	9.9	12.8	129.3%
Operating profit margin	10.5%	5.2%	530	bps
ABL net sales for the year ended August 31, 2022 increased 15.9% compared with the prior-year period. Sales within the independent and direct sales network channels increased due primarily to benefits from recent price increases as well as higher volumes. Additionally, sales within the corporate accounts channel increased year over year as some large accounts began previously deferred maintenance and renovations. Acquisitions contributed an approximately 3% increase in sales compared to the prior year and are reflected within the other sales channel in ABL's disaggregated revenue.
Operating profit for ABL was $545.6 million (14.3% of ABL net sales) for the year ended August 31, 2022 compared to $476.2 million (14.5% of ABL net sales) in the prior-year period, an increase of $69.4 million. The increase in operating profit was due primarily to contributions from higher sales partially offset by increased material, labor, and freight costs as well as higher operating costs to support the increase in sales.
ISG net sales for the year ended August 31, 2022 increased 13.7% compared with the prior-year period driven primarily by strong demand for building and heating, ventilation, and air conditioning controls as well as price increases. ISG operating profit was $22.7 million (10.5% of ISG net sales) for the year ended August 31, 2022 compared with $9.9 million (5.2% of ISG net sales) in the prior-year period, an increase of $12.8 million. This increase was due primarily to higher sales, partially offset by increased employee costs.
Accounting Standards Adopted in Fiscal 2022 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.
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
Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value. We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs.

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
We review goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fiscal fourth quarter and on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill or an indefinite-lived asset is below its carrying value. An impairment loss for goodwill or an indefinite-lived intangible asset would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. The evaluation of goodwill and indefinite-lived intangibles for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and Company-specific qualitative factors, projected future net sales, operating results, and cash flows.
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
Goodwill
We perform our annual goodwill impairment analysis on the first day of our fiscal fourth quarter (June 1). Goodwill is tested for impairment at the reporting unit level using a combination of discounted future cash flows and relevant market multiples. Our discounted cash flow analyses required significant assumptions about discount rates, short and long-term growth rates, and future profitability. We utilized estimated discount rates ranging from 9% to 13% as of June 1, 2022, based on the Capital Asset Pricing Model, which considers a risk-free interest rate, beta, market risk premium, and size premium to determine an appropriate discount rate for a reporting unit. Short-term growth rates were based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth in our addressable market, and general economic factors such as macroeconomic conditions, credit availability, and interest rates. We calculated the discounted cash flows attributable to our reporting units for a 10-year discrete period with a terminal value and compared this calculation to the discounted cash flows generated over a 40-year period to corroborate the reasonableness of assumptions used. The long-term growth rate used in determining terminal value was estimated at 3.5% and was primarily based on our understanding of projections for expected long-term growth in our addressable market and historical long-term performance.
We corroborate the values determined from our discounted cash flow models using a relevant market multiple, generally published earnings and/or revenue multiples. We also reconcile the sum of the fair values for each reporting unit to our market capitalization at the testing date, including consideration of a control premium.
Any reasonably likely change in the assumptions used in these analyses, including revenue growth rates, discount rates, long-term growth rates, or relevant multiples would not cause the carrying value of any reporting unit to exceed its estimated fair value as determined under the goodwill impairment analysis. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details.
Indefinite-Lived Intangible Assets
We perform our annual indefinite-lived intangible asset impairment analyses on the first day of our fiscal fourth quarter (June 1). Our indefinite-lived intangible assets consist of 13 trade names with an aggregate carrying value of $173.7 million at August 31, 2022. We utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). Future cash flows associated with each of our indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flows is our current estimate of the fair value of each trade name. This fair value model requires us to make several significant assumptions, including specific estimated future net sales (including short and long-term growth rates), the royalty rate, and the discount rate for each trade name.
Future net sales and short-term growth rates are estimated for each particular trade name based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in our addressable market, and general economic factors, such as macroeconomic conditions, credit availability, and interest rates. The long-term growth rate used in determining terminal value was estimated at 3.5% and was based primarily on our understanding of projections for expected long-term growth for our addressable market and historical long-term performance. The theoretical royalty rate is estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and is compared with market information for similar intellectual property within and outside of the industry. If future operating results are unfavorable compared with forecasted amounts, we may be required to reduce the theoretical royalty rate used in the fair value model, which would result in lower expected future after-tax cash flows in the fair value model. We utilized a range of estimated discount rates between 9% and 13% as of June 1, 2022, based on the Capital Asset Pricing Model, which considers a current risk-free interest rate, beta, market risk premium, and size premium appropriate for each intangible.
During fiscal 2022, we performed an evaluation of the fair values of our indefinite-lived trade names. Our expected revenues were based on our fiscal 2023 projections and recent third-party lighting, controls, and building technology solutions market growth estimates for fiscal 2024 through 2025 as of June 1, 2022. We also included revenue growth estimates based on current initiatives expected to help improve performance. During fiscal 2022, estimated theoretical royalty rates ranged between 1% and 3%. The impairment analyses of our indefinite-lived intangible assets indicated that their fair values exceeded their carrying values; therefore, no impairments were recorded for fiscal 2022. Any reasonably likely change in the assumptions used in the analyses for our trade names, including revenue growth rates, royalty rates, and discount rates, would not be material to our financial condition or results of operations. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details.
Share-based Payment Expense
We recognize compensation cost for share-based payment transactions in the financial statements under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Restricted stock awards, performance stock awards, and director stock units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) are valued based on the fair value of our common stock on the grant date. We review the values of our performance awards on a frequent and recurring basis and adjust those values based on the probability that the related performance metric will be satisfied. We utilize the Black-Scholes model in deriving the fair value estimates of our stock option awards that only have a service requirement, and we utilize the Monte Carlo simulation model to determine grant date fair value estimates of stock options also subject to a market condition.
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
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years. We accrue for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. Estimated costs related to product warranty and recall costs outside of our historical experience, which could include significant product recalls or formal campaigns soliciting repair or return of a product, are accrued when they are deemed to be probable and can be reasonably estimated.

Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets based on the timing of receipt of recovery.
We are fully self-insured for product warranty costs. Although we expect that historical activity will continue to be the best indicator of future warranty costs, there can be no assurance that future warranty costs will not exceed historical amounts. If actual future warranty or recall costs exceed recorded amounts, additional accruals may be required, which could have a material adverse impact on our results of operations and cash flow.
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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains forward-looking statements within the meaning of the federal securities laws. Statements made herein that may be considered forward-looking include statements incorporating terms such as “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents we file with the U.S. Securities and Exchange Commission or in connection with oral statements made to the press, current and potential investors, or others. Forward-looking statements include, without limitation: (a) our projections regarding financial performance, including our expected margins and ability to leverage operating costs, liquidity, capital structure, capital expenditures, investments, share repurchases, and dividends; (b) external and internal forecasts projecting growth in our addressable market; (c) expectations about the impact of any changes in demand, including improvements in our end markets, as well as volatility, challenges, and uncertainty in general economic conditions; (d) expectations about volatility in raw material, purchased finished goods, and transportation costs as well as component and labor availability; (e) our ability to execute and realize benefits from initiatives related to streamlining our operations and integrating recent acquisitions, realize synergies from acquisitions, capitalize on growth opportunities, introduce innovative products and services, and realize benefits from sustainability initiatives; (f) our estimate of our future results of operations and cash flows; (g) our estimate of future amortization expense; (h) the impact of future product warranty and recall costs; (i) our ability to achieve our long-term financial goals and measures; (j) the impact of changes in the political landscape and related policy changes, including monetary, regulatory, tax, and trade policies; (k) our expectations about the resolution of legal matters; (l) our expectations of the impact of the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine; (m) our human capital initiatives; and (n) our ability to reduce our carbon output and seize market opportunities related to sustainability. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this annual report. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. Our forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the historical experience of the organization and management’s present expectations or projections. These risks and uncertainties include, but are not limited to, customer and supplier relationships and prices; competition; ability to realize anticipated benefits from initiatives taken and timing of benefits; market demand; litigation and other contingent liabilities; and economic, political, governmental, and technological factors that have affected us as a company. Also, additional risks that could cause our actual results to differ materially from those expressed in our forward-looking statements are discussed in Part I, Item 1a. Risk Factors of this Annual Report on Form 10-K, and are specifically incorporated herein by reference.
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

Item 7a.Quantitative and Qualitative Disclosures about Market Risk.
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
Interest Rates
Interest rate fluctuations expose variable-rate debt of the organization to changes in interest expense and cash flows. As of August 31, 2022, our long-term debt consisted primarily of fixed-rate senior unsecured notes. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt. However, a 10% increase in market interest rates at August 31, 2022 would have decreased the estimated fair value of our senior unsecured notes by approximately $14.9 million. Additionally, as of August 31, 2022, we had $18.0 million of borrowings outstanding on our credit facility. Interest incurred on these borrowings is not significant to our overall results of operations. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.
Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2022 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating profit by approximately $13 million, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $16 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $15 million, while a hypothetical increase of 10% in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profits by approximately $18 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
Our exposure to foreign currency risk related to our operations in Europe is immaterial and has been excluded from this analysis.

Item 8.      Financial Statements and Supplementary Data.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2022, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP (PCAOB ID: 42), the Company’s independent registered public accounting firm, has issued an audit report on its audit of the Company’s internal control over financial reporting. This report dated October 26, 2022 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe Chairman, President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2022 and 2021, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 26, 2022 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Trade Names

Description of the Matter
At August 31, 2022, the Company’s indefinite-lived intangible assets consisted of thirteen trade names with an aggregate carrying value of approximately $173.7 million. As explained in Note 2 to the consolidated financial statements, the Company tests indefinite-lived trade names for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not indicate that the fair value of the indefinite-lived trade name is below its carrying amount. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess.
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
October 26, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2022 and 2021, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2022, and the related notes and our report dated October 26, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
October 26, 2022

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$223.2	$491.3
Accounts receivable, less reserve for doubtful accounts of $1.2 and $1.2, respectively	665.9	571.8
Inventories	485.7	398.7
Prepayments and other current assets	91.2	82.5
Total current assets	1,466.0	1,544.3
Property, plant, and equipment, net	276.5	269.1
Operating lease right-of-use assets	74.9	58.0
Goodwill	1,084.3	1,094.7
Intangible assets, net	529.2	573.2
Deferred income taxes	1.3	1.9
Other long-term assets	48.0	33.9
Total assets	$3,480.2	$3,575.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397.8	$391.5
Current maturities of debt	18.0	—
Current operating lease liabilities	15.7	15.9
Accrued compensation	88.0	95.3
Other accrued liabilities	214.1	189.5
Total current liabilities	733.6	692.2
Long-term debt	495.0	494.3
Long-term operating lease liabilities	67.4	46.7
Accrued pension liabilities	41.4	60.2
Deferred income taxes	102.1	101.0
Other long-term liabilities	128.9	136.2
Total liabilities	1,568.4	1,530.6
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,241,069 and 54,018,978 issued, respectively	0.5	0.5
Paid-in capital	1,036.3	995.6
Retained earnings	3,176.2	2,810.3
Accumulated other comprehensive loss	(125.8)	(98.2)
Treasury stock, at cost — 21,753,820 and 18,826,611 shares, respectively	(2,175.4)	(1,663.7)
Total stockholders’ equity	1,911.8	2,044.5
Total liabilities and stockholders’ equity	$3,480.2	$3,575.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2022	2021	2020
Net sales	$4,006.1	$3,461.0	$3,326.3
Cost of products sold	2,333.4	1,986.0	1,923.9
Gross profit	1,672.7	1,475.0	1,402.4
Selling, distribution, and administrative expenses	1,163.0	1,044.1	1,028.5
Special charges	—	3.3	20.0
Operating profit	509.7	427.6	353.9
Other expense:
Interest expense, net	24.9	23.2	23.3
Miscellaneous (income) expense, net	(9.1)	8.2	5.9
Total other expense	15.8	31.4	29.2
Income before income taxes	493.9	396.2	324.7
Income tax expense	109.9	89.9	76.4
Net income	$384.0	$306.3	$248.3

Earnings per share(1):
Basic earnings per share	$11.23	$8.44	$6.29
Basic weighted average number of shares outstanding	34.182	36.284	39.453
Diluted earnings per share	$11.08	$8.38	$6.27
Diluted weighted average number of shares outstanding	34.645	36.554	39.601
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$384.0	$306.3	$248.3
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(33.3)	13.3	11.9
Defined benefit plans, net of tax	5.7	21.2	6.8
Other comprehensive (loss) income items, net of tax	(27.6)	34.5	18.7
Comprehensive income	$356.4	$340.8	$267.0
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$384.0	$306.3	$248.3
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	94.8	100.1	101.1
Share-based payment expense	37.4	32.5	38.2
(Gain) loss on the sale or disposal of property, plant, and equipment	(2.3)	(0.1)	0.3
Asset impairments	1.7	6.0	8.8
Deferred income taxes	0.6	(2.7)	(6.7)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(99.7)	(68.7)	74.5
Inventories	(83.3)	(35.5)	38.0
Prepayments and other current assets	(17.6)	(18.2)	12.9
Accounts payable	2.6	65.5	(19.6)
Other	(1.9)	23.5	9.0
Net cash provided by operating activities	316.3	408.7	504.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(56.5)	(43.8)	(54.9)
Proceeds from sale of property, plant, and equipment	8.9	4.7	0.2
Acquisitions of businesses, net of cash acquired	(12.9)	(75.3)	(303.0)
Other investing activities	(1.7)	(3.5)	(2.1)
Net cash used for investing activities	(62.2)	(117.9)	(359.8)
Cash flows from financing activities:
Borrowings on credit facility, net of repayments	18.0	—	—
Issuances of long-term debt	—	493.8	400.0
Repayments of long-term debt	—	(401.1)	(355.7)
Repurchases of common stock	(514.8)	(434.9)	(69.3)
Proceeds from stock option exercises and other	12.5	3.2	0.9
Payments of taxes withheld on net settlement of equity awards	(8.6)	(4.5)	(5.4)
Dividends paid	(18.1)	(19.1)	(20.8)
Other financing activities	(1.4)	—	—
Net cash used for financing activities	(512.4)	(362.6)	(50.3)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	2.4	5.0
Net change in cash and cash equivalents	(268.1)	(69.4)	99.7
Cash and cash equivalents at beginning of year	491.3	560.7	461.0
Cash and cash equivalents at end of year	$223.2	$491.3	$560.7
Supplemental cash flow information:
Income taxes paid	$109.4	$86.4	$64.6
Interest paid	$26.1	$22.2	$29.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2019	39.5	$0.5	$930.0	$2,295.8	$(151.4)	$(1,156.0)	$1,918.9
Net income	—	—	—	248.3	—	—	248.3
Other comprehensive income	—	—	—	—	18.7	—	18.7
Share-based payment amortization, issuances, and cancellations	0.1	—	32.7	—	—	—	32.7
Employee stock purchase plan issuances	—	—	0.8	—	—	—	0.8
Cash dividends of $0.52 per share paid on common stock	—	—	—	(20.8)	—	—	(20.8)
Stock options exercised	—	—	0.1	—	—	—	0.1
Repurchases of common stock	(0.7)	—	—	—	—	(71.2)	(71.2)
Balance, August 31, 2020	38.9	0.5	963.6	2,523.3	(132.7)	(1,227.2)	2,127.5
Net income	—	—	—	306.3	—	—	306.3
Other comprehensive income	—	—	—	—	34.5	—	34.5
Share-based payment amortization, issuances, and cancellations	0.1	—	28.8	—	—	—	28.8
Employee stock purchase plan issuances	—	—	1.0	—	—	—	1.0
Cash dividends of $0.52 per share paid on common stock	—	—	—	(19.1)	—	—	(19.1)
Stock options exercised	—	—	2.2	—	—	—	2.2
Repurchases of common stock	(3.8)	—	—	—	—	(436.5)	(436.5)
Cumulative effect of adoption of ASC 326	—	—	—	(0.2)	—	—	(0.2)
Balance, August 31, 2021	35.2	0.5	995.6	2,810.3	(98.2)	(1,663.7)	2,044.5
Net income	—	—	—	384.0	—	—	384.0
Other comprehensive loss	—	—	—	—	(27.6)	—	(27.6)
Share-based payment amortization, issuances, and cancellations	0.1	—	28.2	—	—	—	28.2
Employee stock purchase plan issuances	—	—	1.8	—	—	—	1.8
Cash dividends of $0.52 per share paid on common stock	—	—	—	(18.1)	—	—	(18.1)
Stock options exercised	0.1	—	10.7	—	—	—	10.7
Repurchases of common stock	(2.9)	—	—	—	—	(511.7)	(511.7)
Balance, August 31, 2022	32.5	$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8

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
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Winona® Lighting, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, Sunoptics®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Luminaire LEDTM, Luminis®, Dark to Light®, RELOC® Wiring Solutions, and OPTOTRONIC®.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies located in North America and select international markets serving new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and a company-managed truck fleet. To serve international customers, our sales forces utilize a variety of distribution methods to meet specific individual customer or country requirements.
ABL comprised approximately 95% of consolidated revenues during fiscal 2022, 2021, and 2020.
ISG Segment
ISG delivers products and services that make spaces smarter, safer, and greener. ISG offers a building management platform and location-aware applications. Our building management platform includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. Our Atrius® intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our Atrius® software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to Distech Controls® and Atrius®.
ISG comprised approximately 5% of consolidated revenues during fiscal 2022, 2021, and 2020.
Basis of Presentation
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
Accounts Receivable
We record accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect our estimate of expected credit losses over the contractual term of our receivables. Our estimation of current expected credit losses reflects our considerations of historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We additionally consider the impact of general economic conditions, including construction spending, unemployment rates, and macroeconomic growth, on our customers' future ability to meet their obligations. We believe that the reserve is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our lighting, lighting controls, building management systems, and location-aware applications as well as their dispersion across many different geographic areas. One customer accounted for approximately 10% of receivables at August 31, 2022 and at August 31, 2020. No single customer accounted for 10% of receivables at August 31, 2021. No single customer accounted for more than 10% of net sales in fiscal 2022, 2021, or 2020.
Reclassifications
We may reclassify certain prior period amounts to conform to the current year presentation. No material reclassifications occurred during the current period.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	August 31,
	2022	2021
Raw materials, supplies, and work in process(1)	$252.6	$209.5
Finished goods	264.0	227.2
Inventories excluding reserves	516.6	436.7
Less: Reserves	(30.9)	(38.0)
Total inventories	$485.7	$398.7
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

	Year Ended August 31,
	2022	2021	2020
Beginning balance	$38.0	$49.3	$22.3
Additions to reserve	15.7	21.4	36.3
Disposals of reserved inventory	(22.5)	(32.7)	(11.1)
Foreign currency translation adjustments	(0.3)	—	1.8
Ending balance	$30.9	$38.0	$49.3
Assets Held for Sale
We classify assets as held for sale when a plan for disposal is developed and approved, the asset is available for immediate sale, an active program to locate a buyer at a price reasonable in relation to current fair value is initiated, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets when all of these criteria have been met and generally reflect balances within Prepayments and other current assets on our Consolidated Balance Sheets. We did not have any assets classified as held for sale at August 31, 2022.
During the year ended August 31, 2022, we sold one building classified as held for sale at August 31, 2021 with a total carrying value of $6.6 million for a gain of approximately $2.3 million. This gain is reflected in Selling, distribution, and administrative expenses within our Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the periods presented by segment are summarized as follows (in millions):

	ABL	ISG	Total
Balance as of August 31, 2020	$1,012.6	$67.4	$1,080.0
Additions from acquired businesses	6.9	3.1	10.0
Foreign currency translation adjustments	2.7	2.0	4.7
Balance as of August 31, 2021	1,022.2	72.5	1,094.7
Adjustments to provisional amounts from acquired businesses	2.3	—	2.3
Foreign currency translation adjustments	(10.3)	(2.4)	(12.7)
Balance as of August 31, 2022	$1,014.2	$70.1	$1,084.3
Summarized information for our acquired intangible assets is as follows as of the dates presented (in millions except amortization periods):

	August 31,
	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$160.8	$(116.0)	$164.6	$(104.4)
Trademarks and trade names	27.2	(18.3)	27.2	(17.1)
Distribution network	61.8	(47.3)	61.8	(45.0)
Customer relationships	427.7	(140.4)	429.2	(117.9)
Total definite-lived intangible assets	$677.5	$(322.0)	$682.8	$(284.4)
Indefinite-lived trade names	$173.7		$174.8
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
We recorded amortization expense of $41.0 million, $40.7 million, and $41.7 million related to acquired intangible assets during fiscal 2022, 2021, and 2020, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $42.9 million in fiscal 2023, $38.5 million in fiscal 2024, $30.9 million in fiscal 2025, $28.3 million in fiscal 2026, and $26.4 million in fiscal 2027.
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first date of our fourth fiscal quarter (June 1) or more frequently as facts and circumstances change, as required by Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 allows for an optional qualitative analysis for goodwill to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may be bypassed entirely in favor of a quantitative test.
The quantitative analysis identifies impairments by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference would be recorded.
In fiscal 2022, 2021, and 2020, we used a quantitative analysis to calculate the fair value of our reporting units using a combination of discounted future cash flows and relevant market multiples. The analysis for goodwill did not result in an impairment charge during fiscal 2022, 2021, or 2020.
The impairment test for indefinite-lived trade names compares the fair value of a trade name with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded for the amount of the excess. We estimate the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future short-term and long-term net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. The impairment analyses of our indefinite-lived intangible assets indicated that their fair values exceeded their carrying values for fiscal 2022 and fiscal 2021, and thus no impairment charges were recorded during those years. Any reasonably likely change in the assumptions used in the analyses for our trade names would not be material to our financial condition or results of operations.
Based on the results of the indefinite-lived intangible asset analyses for fiscal 2020, we recorded an impairment charge of $1.4 million for one trade name within Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income related to our ABL segment. The impairment analyses for fiscal 2020 of the other 12 indefinite-lived intangible assets indicated that their fair values exceeded their carrying values.
Other Long-Term Assets
Other long-term assets consist of the following items whose economic benefits are expected to be realized greater than one year from the dates presented (in millions):

	August 31,
	2022	2021
Deferred contract costs	$13.3	$12.9
Investments in debt and equity securities	11.9	5.3
Pensions plans in which plan assets exceed benefit obligation	8.0	13.0
Other(1) (2)	14.8	2.7
Total other long-term assets	$48.0	$33.9
_______________________________________
(1)Estimated recoveries of warranty and recall costs are included in this category and account for the majority of the year-over-year change.
(2)Included within this category are company-owned life insurance investments. We maintain life insurance policies on 60 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2022.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2022	2021
Customer incentive programs(1)	$40.7	$33.9
Refunds to customers(1)	28.0	28.1
Current deferred revenues(1)	11.4	7.7
Sales commissions	41.9	28.9
Freight costs	22.8	17.6
Warranty and recall costs(2)	22.4	16.8
Tax-related items(3)	13.9	11.7
Interest on long-term debt(4)	2.3	2.4
Other	30.7	42.4
Total other current liabilities	$214.1	$189.5
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
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2022	2021
Deferred compensation and postretirement benefits other than pensions(1)	$44.4	$43.1
Deferred revenues(2)	53.1	56.7
Unrecognized tax position liabilities, including interest(3)	22.0	19.7
Self-insurance liabilities(4)	3.7	3.9
Product warranty and recall costs(4)	4.9	3.5
Other	0.8	9.3
Total other long-term liabilities	$128.9	$136.2
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
When a product is sold, the associated shipping and handling costs are recorded in the Consolidated Statements of Comprehensive Income based on their function. Costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold, which may be capitalized into inventory. Other shipping and handling costs, which primarily include amounts incurred to transfer finished goods to a customer's desired location, are included in Selling, distribution, and administrative expenses and totaled $151.2 million, $132.0 million, and $121.9 million in fiscal 2022, 2021, and 2020, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Payments
We recognize compensation cost for share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity instrument issued. We account for stock options, restricted stock, performance stock units, and stock units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) or the Supplemental Deferred Savings Plan (“SDSP”) (both of which are discussed further in the Share-based Payments footnote) based on the grant-date fair value estimated under the current provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).
Share-based payment expense includes expense related to restricted stock, performance stock units, options issued, and stock units deferred into the Director Plan. We recorded $37.4 million, $32.5 million, and $38.2 million of share-based payment expense for the years ended August 31, 2022, 2021, and 2020, respectively. We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period as defined by ASC 718. In certain circumstances, such as when a performance award is subject to graded vesting, we apply the accelerated attribution method to recognize compensation cost related to our share-based payment awards. We have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income.
The total income tax benefit recognized for share-based payment expense was $9.6 million, $6.5 million, and $6.6 million for the years ended August 31, 2022, 2021, and 2020, respectively. Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax benefit related to share-based payment cost of $4.8 million for the year ended August 31, 2022 and net excess tax expense related to share-based payment cost of $0.5 million and $1.4 million for the years ended August 31, 2021 and 2020, respectively.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.
Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (3 to 40 years for buildings and related improvements and 2 to 15 years for machinery and equipment) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Depreciation expense amounted to $53.8 million, $59.4 million, and $59.4 million during fiscal 2022, 2021, and 2020, respectively. The balance of property, plant, and equipment consists of the following as of the dates presented (in millions):

	August 31,
	2022	2021
Land	$22.0	$22.4
Buildings and leasehold improvements	202.3	198.0
Machinery and equipment	667.6	624.9
Total property, plant, and equipment, at cost	891.9	845.3
Less: Accumulated depreciation and amortization	(615.4)	(576.2)
Property, plant, and equipment, net	$276.5	$269.1
Research and Development
Research and development (“R&D”) expense consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but it does not include all new or enhanced product development costs. R&D expense is expensed as incurred and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $95.1 million, $88.3 million, and $82.0 million during fiscal 2022, 2021, and 2020, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $19.3 million, $15.9 million, and $15.1 million during fiscal 2022, 2021, and 2020, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets. Interest expense is partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of Interest expense, net during the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Interest expense	$27.0	$24.2	$26.4
Interest income	(2.1)	(1.0)	(3.1)
Interest expense, net	$24.9	$23.2	$23.3
Miscellaneous (Income) Expense, Net
Miscellaneous (income) expense, net, is comprised primarily of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. Amounts relating to foreign currency transactions consisted of net gains of $5.3 million in fiscal 2022, net losses of $1.3 million in fiscal 2021, and net losses of $5.9 million in fiscal 2020.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2020	$(53.5)	$(79.2)	$(132.7)
Other comprehensive income before reclassifications	13.3	13.9	27.2
Amounts reclassified from accumulated other comprehensive loss (1)	—	7.3	7.3
Net current period other comprehensive income	13.3	21.2	34.5
Balance as of August 31, 2021	(40.2)	(58.0)	(98.2)
Other comprehensive (loss) income before reclassifications	(33.3)	0.7	(32.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	5.0	5.0
Net current period other comprehensive (loss) income	(33.3)	5.7	(27.6)
Balance as of August 31, 2022	$(73.5)	$(52.3)	$(125.8)
_______________________________________
(1)The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2022			2021			2020
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(33.3)	$—	$(33.3)	$13.3	$—	$13.3	$11.9	$—	$11.9
Defined benefit pension plans:
Tax adjustments	—	—	—	—	(3.2)	(3.2)	—	—	—
Actuarial gains (losses)	0.7	—	0.7	17.5	(3.6)	13.9	(0.7)	0.1	(0.6)
Amortization of defined benefit pension items:
Prior service cost	2.9	(0.7)	2.2	2.9	(0.6)	2.3	4.0	(0.9)	3.1
Actuarial losses	3.3	(0.8)	2.5	5.5	(1.2)	4.3	5.6	(1.3)	4.3
Settlement losses	0.4	(0.1)	0.3	3.9	—	3.9	—	—	—
Total defined benefit plans, net	7.3	(1.6)	5.7	29.8	(8.6)	21.2	8.9	(2.1)	6.8
Other comprehensive (loss) income	$(26.0)	$(1.6)	$(27.6)	$43.1	$(8.6)	$34.5	$20.8	$(2.1)	$18.7

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2022
Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”)
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, or our fiscal 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU 2019-12 as of September 1, 2021 as required by the standard. This standard did not have a material effect on our financial condition, results of operations, or cash flows.
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
Note 4 — Acquisitions
The following discussion relates to fiscal 2021 and 2020 acquisitions. There were no acquisitions during fiscal 2022. The $12.9 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to fiscal 2021 acquisitions primarily for working capital settlements.
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
Accounting for Fiscal 2021 Acquisitions
We accounted for the acquisitions of Rockpile Ventures and OSRAM DS (collectively the “2021 Acquisitions”) in accordance with ASC Topic 805, Business Combinations (“ASC 805”). We finalized the acquisition accounting for the 2021 Acquisitions during fiscal 2022. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for these acquisitions.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate purchase price of the 2021 Acquisitions reflects goodwill of $12.3 million and definite-lived customer-based intangible assets of $6.7 million, which have a useful life of approximately 11 years. Goodwill recognized from the 2021 Acquisitions is comprised primarily of expected synergies from obtaining more control over our supply chain and technology, combining the operations of the acquired business with our operations, and acquiring the associated trained workforce. As of August 31, 2022, goodwill from the 2021 Acquisitions totaling $9.2 million is tax deductible.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Recorded at Fair Value
We use quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $223.2 million and $491.3 million as of August 31, 2022 and 2021, respectively.
We hold a small number of strategic investments totaling $11.9 million and $5.3 million as of August 31, 2022 and 2021, respectively. These investments are primarily equity instruments in privately-held entities over which we do not exercise significant influence or control. We generally account for these investments at fair value on a recurring basis; however, these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. As such, these investments are excluded from the fair value hierarchy.
During the year ended August 31, 2021, we recorded impairment charges totaling $6.0 million for two of these investments, one due to the recapitalization of the underlying company diluting our value and one due to a deterioration in the financial condition and long-term prospects of the underlying company. These impairment charges are reflected in Miscellaneous (income) expense, net for the year ended August 31, 2021 within our Consolidated Statements of Comprehensive Income.
Changes in the fair values of these financial instruments during the year ended August 31, 2022 and 2021 were not material to our financial condition, results of operations, or cash flows.
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
Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $399.2 million and $496.5 million as of August 31, 2022 and 2021, respectively. The decrease in fair value is due to increases in market bond yields since the end of fiscal 2021. As of August 31, 2022, we also had $18.0 million of short-term borrowings outstanding under our revolving credit facility. These borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that the carrying values, which is equal to the face amounts, of these instruments approximate their fair values as of August 31, 2022. See Debt and Lines of Credit footnote for further details on our outstanding borrowings.
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Generally, the rates implicit in our leases are not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 2.5% and 2.0% as of August 31, 2022 and 2021, respectively.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	August 31, 2022
2023	$17.3
2024	17.0
2025	15.6
2026	11.5
2027	8.5
Thereafter	21.1
Total undiscounted lease payments	91.0
Less: Discount due to interest	(7.9)
Present value of lease liabilities	$83.1
The weighted average remaining lease term for our operating leases was six years as of August 31, 2022.
Lease cost is recorded within Cost of products sold, and may be capitalized into inventory as manufacturing overhead, or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related right of use (“ROU”) asset. The components of total lease cost were as follows during the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Operating lease cost	$18.8	$18.3	$18.1
Variable lease cost	2.7	2.0	2.3
Short-term lease cost	4.3	2.2	2.8
Total lease cost	$25.8	$22.5	$23.2
Cash paid for operating lease liabilities during the year ended August 31, 2022, 2021, and 2020 was $18.5 million, $26.2 million, and $18.7 million, respectively. ROU assets obtained in exchange for lease liabilities during the year ended August 31, 2022 and 2021 were $37.3 million and $12.9 million, respectively.
We have entered into an agreement to lease a production facility in Mexico currently under construction that has not commenced as of August 31, 2022. This lease has an estimated term of ten years and estimated gross payments of approximately $18.0 million, which are subject to changes based on a consumer price index throughout the lease term. We expect the lease to commence during fiscal 2023. We have no other significant leases that have not yet commenced as of August 31, 2022 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2022 and fiscal 2020, we committed to plans to vacate certain leased properties, which indicated that it was more likely than not that the fair value of the related ROU assets were below their carrying values. We assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable. We recorded impairment charges of $1.7 million and $7.4 million related to these assets using a discounted cash flow model to estimate their fair values in fiscal 2022 and 2020, respectively. The fiscal 2022 and 2020 impairments were recorded within Selling, distribution, and administrative expenses and Special charges, respectively in the Consolidated Statements of Comprehensive Income. The recoverability and impairment tests required significant assumptions including estimated future cash flows, the identification of assets within each asset group, and the determination of appropriate discount rates. No impairments were recorded for leases in fiscal 2021.
Note 7 — Debt and Lines of Credit
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consists of the following as of the dates presented (in millions):

	August 31,
	2022	2021
Senior unsecured public notes due December 2030, principal	$500.0	$500.0
Senior unsecured public notes due December 2030, unamortized discount and deferred costs	(5.0)	(5.7)
Short-term borrowings under credit facility	18.0	—
Total debt	$513.0	$494.3
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. The Revolving Credit Facility replaced our previous credit agreement set to expire on June 30, 2022, the details of which can be found in the fiscal 2021 Debt and Lines of Credit footnote of the Notes to Consolidated Footnotes within our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2021.
The Revolving Credit Facility uses the Secured Overnight Financing Rate (“SOFR”) as the applicable benchmark for U.S. Dollar borrowings and an applicable benchmark rate for non-U.S. Dollar borrowings as defined in the Credit Agreement. The applicable margin pricing grid mechanics are based on the better of our public credit ratings or our net leverage ratio and range from 0.80% to 1.20% for base rate borrowings and from 0.00% to 0.20% for floating rate advances. We are also required to pay certain fees in connection with the Credit Agreement, including administrative service fees and annual facility fees, which range from 0.075% to 0.175% of the aggregate $600.0 million remaining commitment of the lenders under the Credit Agreement.
The Credit Agreement contains a leverage ratio covenant (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Maximum Leverage Ratio of 3.75 (subject to temporary increase to 4.25 in the event of a significant acquisition) and allows netting of all unrestricted cash and cash equivalents against debt.
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2022. As of August 31, 2022, we had outstanding letters of credit totaling $4.1 million, primarily for securing collateral requirements under our casualty insurance programs. At August 31, 2022, we had additional borrowing capacity under the Credit Agreement of $577.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less the outstanding borrowings of $18.0 million and letters of credit of $4.1 million issued under the Revolving Credit Facility.
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
Collective Bargaining Agreements
Approximately 66% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 54% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
Shareholder Derivative Complaint
As previously disclosed, on October 1, 2021, certain alleged shareholders of the Company filed a putative derivative complaint in the United States District Court for the Northern District of Georgia asserting claims against three former executives for breach of fiduciary duty and certain other claims (the “Derivative Complaint”). The Company is named as a nominal defendant, and the plaintiffs seek on behalf of the Company unspecified damages from the individual defendants and other relief. Prior to filing the Derivative Complaint, the derivative plaintiffs sent letters to the Company’s Board of Directors (the “Board”) demanding that the Company investigate and pursue substantially the same claims against the individual defendants that are asserted in the Derivative Complaint. The Company’s Board formed a demand evaluation committee consisting of independent directors to investigate these matters and make a recommendation to the Board regarding the best interests of the Company in connection therewith. On

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 14, 2021, the Company filed a motion to stay the derivative action pending the conclusion of the related securities class action or, in the alternative, to dismiss the derivative action without prejudice as premature, given the demand evaluation committee’s ongoing work. Also on December 14, 2021, the individual defendants filed a motion to dismiss the Derivative Complaint for failure to adequately plead any claim for relief against them.
On August 3, 2022, the Court entered a stipulated consent order extending the deadline for the individual defendants and the Company to answer, move against, or otherwise respond to the Derivative Complaint until thirty days after the filing of an amended complaint or the designation of an operative complaint. Subsequently, the demand evaluation committee completed its investigation and recommended that the Board reject the demands and direct the Company to seek dismissal of the Derivative Complaint. The Board approved and adopted the recommendation from the committee and rejected the demands and directed the Company to seek dismissal of the Derivative Complaint. The parties advised the Court of the Board’s decision during the status conference held on October 6, 2022. The Court directed the parties to submit a written status report within forty-five days as to the litigation.
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
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs when the related revenue is recognized in accordance with ASC Topic 450, Contingencies (“ASC 450”). Estimated future warranty

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and recall costs are primarily based on historical experience of identified warranty and recall claims. Estimated costs related to product warranty and recall costs outside of our historical experience, which could include significant product recalls or formal campaigns soliciting repair or return of a product, are accrued when they are deemed to be probable and can be reasonably estimated. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets and included within Other current assets or Other long-term assets based on the timing of receipt of recovery.
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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Beginning balance	$20.3	$16.1	$11.5
Warranty and recall costs(1)	52.4	32.3	32.0
Payments and other deductions(1)	(45.4)	(28.4)	(27.5)
Acquired warranty and recall liabilities	—	0.3	0.1
Ending balance	$27.3	$20.3	$16.1
____________________________
(1) Amounts exclude any estimated or actual loss recoveries.
Note 9 — Segment Information
We present our financial results of operations for our two reportable segments, ABL and ISG, consistent with how our chief operating decision maker evaluates operating results, assesses performance, and allocates resources within the Company.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, we do not allocate net interest expense, net miscellaneous expense, special charges, or assets to our segments. Accordingly, this information is not used by the chief operating decision maker to make operating decisions and assess performance and is therefore excluded from our disclosures.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Year Ended August 31, 2022:
Net sales	$3,810.1	$216.1	$—	$(20.1)	$4,006.1
Operating profit (loss)	545.6	22.7	(58.6)	—	509.7
Depreciation and amortization	79.3	14.4	1.1	—	94.8

Year Ended August 31, 2021:
Net sales	$3,287.3	$190.0	$—	$(16.3)	$3,461.0
Operating profit (loss)	476.2	9.9	(58.5)	—	427.6
Depreciation and amortization	84.3	14.7	1.1	—	100.1

Year Ended August 31, 2020:
Net sales	$3,180.9	$157.0	$—	$(11.6)	$3,326.3
Operating profit (loss)	425.8	(3.9)	(68.0)	—	353.9
Depreciation and amortization	83.7	16.3	1.1	—	101.1
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Year Ended August 31,
	2022	2021	2020
Operating profit - ABL	$545.6	$476.2	$425.8
Operating profit (loss) - ISG	22.7	9.9	(3.9)
Unallocated corporate amounts	(58.6)	(58.5)	(68.0)
Operating profit	509.7	427.6	353.9
Interest expense, net	24.9	23.2	23.3
Miscellaneous (income) expense, net	(9.1)	8.2	5.9
Income before income taxes	$493.9	$396.2	$324.7

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
Payment is generally due and received within 60 days from the point of sale. In some instances, such as for software as a service agreements, payment is made prior to the transfer of control of goods and services. Payment terms generally do not extend beyond one year, and we apply the significant financing component practical expedient within ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Accruals for cash discounts to customers are estimated using the expected value method based on historical experience and are recorded as a reduction to sales.
Our standard terms and conditions of sale generally allow for the return of certain products within four months of the date of shipment. We also provide for limited product return rights to certain distributors and other customers, primarily for slow moving or damaged items subject to certain defined criteria. The limited product return rights generally allow customers to return resalable products purchased within a specified time period and subject to certain limitations, including, at times, when accompanied by a replacement order of equal or greater value. At the time revenue is recognized, we record a refund liability for the expected value of future returns primarily based on historical experience, specific notification of pending returns, or contractual terms with the respective customers. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material adverse impact on our operating results in future periods.
Refund liabilities recorded under ASC 606 related to rights of return, cash discounts, and other miscellaneous credits to customers were $28.0 million and $28.1 million as of August 31, 2022 and 2021, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we record right of return assets for products expected to be returned to our distribution centers, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $3.7 million and $6.4 million as of August 31, 2022 and 2021, respectively.
We also maintain one-time and ongoing promotions with our customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers associated with these programs totaled $40.7 million and $33.9 million as of August 31, 2022 and 2021, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
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
Shipping and Handling Activities
We account for all shipping and handling activities for customers as activities to fulfill the promise to transfer products to our customers. As such, we do not consider shipping and handling activities to be separate performance obligations, and we expense these costs as incurred.
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2022	2021
Current deferred revenues	$11.4	$7.7
Non-current deferred revenues	53.1	56.7
Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue earned from beginning contract balances during the year ended August 31, 2022 approximated the current deferred revenue balance at August 31, 2021.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from August 31, 2022 and consist primarily of orders for physical goods that have not yet been shipped.
Disaggregated Revenues
Our ABL segment's lighting and lighting controls are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and through other distribution methods, including directly to original equipment manufacturer customers. ISG sells predominantly to system integrators. The following table shows revenue from contracts with customers by sales channel and reconciles to our segment information for the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
ABL:
Independent sales network	$2,714.1	$2,400.5	$2,284.3
Direct sales network	384.2	358.1	329.0
Retail sales	178.3	181.5	218.3
Corporate accounts	222.7	168.7	191.8
Other	310.8	178.5	157.5
Total ABL	3,810.1	3,287.3	3,180.9
ISG	216.1	190.0	157.0
Eliminations	(20.1)	(16.3)	(11.6)
Total	$4,006.1	$3,461.0	$3,326.3
Note 11 — Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2022, our stockholders approved the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (the “Stock Incentive Plan”), which, among other things, increased the total number of shares authorized for issuance pursuant to the Stock Incentive Plan from 2.7 million to 3.6 million, with a corresponding increase to shares available for grant. The Compensation and Management Development Committee of the Board of Directors (the “Compensation Committee") is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.
Shares available for grant under the Stock Incentive Plan were approximately 1.1 million, 0.3 million, and 0.7 million at August 31, 2022, 2021, and 2020, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
Restricted stock awards, performance stock awards, and director stock units representing certain deferrals into the Director Plan are valued based on the fair value of our common stock on the grant date. We review the values of our performance awards on a frequent and recurring basis and adjust those values based on the probability that the related performance metric will be satisfied. We utilize the Black-Scholes model in deriving the fair value estimates of our stock option awards that only have a service requirement, and we utilize the Monte Carlo simulation model to determine grant date fair value estimates of stock options also subject to a market condition.
Restricted stock and performance stock awards granted from October 2019 to September 2020 provided for the continued vesting of stock awards following retirement for all eligible participants who have attained age 60 and have at least ten years of service with the Company. We deem the requisite service period for these awards for a participant to be the shorter of either the award's stated vesting period or the time from grant until the participant satisfies the age and service criteria. This provision was removed from any restricted stock and performance stock awards granted during or after October 2020.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective for performance stock unit grants awarded in fiscal 2021 and after, the Compensation Committee amended the retirement provision to provide that a portion of any performance stock unit granted becomes non-forfeitable on the anniversary of the date of grant if the recipient has five years of service.
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
Compensation expense recognized related to the awards under the current and prior equity incentive plans during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2022	2021	2020
Restricted stock awards and units	$17.2	$15.1	$24.6
Stock options	8.8	9.2	4.9
Performance stock units	9.9	6.8	7.3
Director stock units	1.5	1.4	1.4
Total share-based payment expense	$37.4	$32.5	$38.2
Restricted Stock
As of August 31, 2022, we had approximately 0.3 million shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan. Grants awarded prior to fiscal 2022 vest primarily over a four-year period, and grants awarded beginning in fiscal 2022 vest primarily over a three-year period. Our restricted stock grants are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2019	0.4	$156.32
Granted	0.2	$122.10
Vested	(0.1)	$171.92
Forfeited	(0.1)	$135.43
Outstanding at August 31, 2020	0.4	$134.68
Granted	0.2	$108.79
Vested	(0.1)	$150.44
Forfeited	(0.1)	$116.33
Outstanding at August 31, 2021	0.4	$116.77
Granted	0.1	$204.36
Vested	(0.1)	$122.27
Forfeited	(0.1)	$131.08
Outstanding at August 31, 2022	0.3	$144.51
As of August 31, 2022, there was $30.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of stock vested during the years ended August 31, 2022, 2021, and 2020 was approximately $16.4 million, $19.5 million, and $22.8 million, respectively.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
As of August 31, 2022, we had approximately 1.1 million options outstanding to officers and other key employees under the Stock Incentive Plan, all of which were granted in previous fiscal years. Of these options, 0.7 million were granted in fiscal 2020 or prior and vest and become exercisable over a three-year period (the "Service Options"). The remaining 0.4 million were granted in fiscal 2021 and 2020, become exercisable over a four-year period, and are also subject to a market condition (the "Market Options"). Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant.
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
The following weighted average assumptions were used to estimate the fair value of the stock options granted in the fiscal years presented:

	Market Options		Service Options
	2021	2020	2020
Dividend yield	0.5%	0.4%	0.4%
Expected volatility	36.5%	33.7%	33.7%
Risk-free interest rate	0.7%	1.5%	1.3%
Expected life of options	8 years	7 years	5 years
Weighted-average fair value of options	$40.45	$44.74	$34.22

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Options (in millions)		Weighted Average Exercise Price	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at August 31, 2019	0.4		$146.70	0.3	$147.51
Granted	0.5		$121.87
Exercised	—	*	$116.36
Outstanding at August 31, 2020	0.9		$133.19	0.4	$151.07
Granted	0.3		$108.96
Exercised	—	*	$108.58
Outstanding at August 31, 2021	1.2		$127.98	0.5	$142.36
Exercised	(0.1)		$88.94
Outstanding at August 31, 2022	1.1		$132.50	0.6	$143.15
Range of option exercise prices:
$100.00 - $160.00 (average life - 7.1 years)	0.9		$119.32	0.5	$122.70
$160.01 - $210.00 (average life - 3.2 years)	0.1		$207.80	0.1	$207.80
$210.01 - $239.76 (average life - 4.1 years)	0.1		$239.76	0.1	$239.76
___________________________
* Represents amounts of less than 0.1 million.
The total intrinsic value of options exercised was $14.0 million during the year ended August 31, 2022 and $1.2 million during the year ended August 31, 2021. There were no options exercised during fiscal 2020. As of August 31, 2022, the total intrinsic value of options outstanding was $40.6 million, the total intrinsic value of options expected to vest was $18.8 million, and the total intrinsic value of options exercisable was $21.4 million. As of August 31, 2022, there was $8.9 million of total unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance Stock Units
Beginning in fiscal 2020, the Board approved grants of performance stock units to certain executives and key employees. These grants vest primarily over a three-year period and are valued at the closing stock price at the date of grant. The actual number of performance stock units earned for these awards will be determined at the end of the related performance period based on the level of achievement of established performance thresholds. We recognize compensation expense for these grants proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied. For performance stock units subject to graded vesting, we apply the accelerated attribution method for expense recognition. As of August 31, 2022, we had approximately 0.2 million performance stock units outstanding.
As of August 31, 2022 there was $9.0 million of total unrecognized compensation cost related to unvested performance stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Employee Deferred Stock Units
We previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as stock units. The stock units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2022, approximately 7,000 fully vested stock units remain deferred, but undistributed, under the Stock Incentive Plan. There was no compensation expense related to these stock units during fiscal years 2022, 2021, and 2020.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Director Deferred Stock Units
In January 2022, the total remaining shares available for issuance under the Director Plan were transferred into the Stock Incentive Plan. As of August 31, 2022, approximately 0.1 million stock units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2022. Employees may participate at their discretion.
Note 12 — Pension and Defined Contribution Plans
Company-sponsored Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We historically have made at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in equity and fixed income securities. Current period net actuarial gains in our projected benefit obligation primarily reflect an increase in the discount rate from our prior year valuation.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the status of our domestic (U.S.-based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$224.7	$249.6	$52.6	$49.2
Service cost	4.4	4.6	0.4	0.3
Interest cost	5.3	5.3	0.9	0.9
Actuarial (gains) losses	(43.1)	(5.2)	(17.1)	1.7
Benefits paid	(15.3)	(29.6)	(2.1)	(1.3)
Other	—	—	(3.2)	1.8
Benefit obligation at end of year	176.0	224.7	31.5	52.6
Change in plan assets:
Fair value of plan assets at beginning of year	182.6	167.1	42.2	35.1
Actual return on plan assets	(33.6)	21.7	(11.6)	5.3
Employer contributions	7.8	23.4	3.0	2.1
Benefits paid	(15.3)	(29.6)	(2.1)	(1.3)
Other	—	—	(3.0)	1.0
Fair value of plan assets at end of year	141.5	182.6	28.5	42.2
Funded status at the end of year	$(34.5)	$(42.1)	$(3.0)	$(10.4)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$7.6	$13.0	$0.4	$—
Current liabilities	(3.9)	(5.2)	(0.2)	(0.1)
Non-current liabilities	(38.2)	(49.9)	(3.2)	(10.3)
Net amount recognized in consolidated balance sheets	$(34.5)	$(42.1)	$(3.0)	$(10.4)
Accumulated benefit obligation	$175.3	$223.8	$31.3	$51.7
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$(2.7)	$(5.6)	$(0.1)	$(0.1)
Net actuarial loss	(54.2)	(55.2)	(6.5)	(11.3)
Amounts in accumulated other comprehensive loss	$(56.9)	$(60.8)	$(6.6)	$(11.4)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$42.1	$81.7	$3.4	$52.6
Accumulated benefit obligation	41.4	80.8	2.3	51.7
Plan assets	—	26.6	—	42.2
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$133.9	$143.0	$28.1	$—
Accumulated benefit obligation	133.9	143.0	29.0	—
Plan assets	141.5	156.0	28.5	—
Service cost of net periodic pension cost is allocated between Cost of products sold, and may be capitalized into inventory as labor costs, and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the function of the employee's services. All other components of net periodic pension cost are included within Miscellaneous (income) expense, net in the Consolidated Statements of Comprehensive Income. We utilize a corridor approach to amortize cumulative unrecognized actuarial gains or losses over either the average expected future service of active participants or average life expectancy of plan participants based on each plan’s composition. The corridor is determined as the greater of the excess of 10% of plan assets or the projected benefit obligation at each valuation date. Amounts related to prior service cost are amortized over the average remaining expected future service period for active participants in each plan.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2022	2021	2020	2022	2021	2020
Service cost	$4.4	$4.6	$4.3	$0.4	$0.3	$0.3
Interest cost	5.3	5.3	6.4	0.9	0.9	0.9
Expected return on plan assets	(11.2)	(11.0)	(10.4)	(2.6)	(2.3)	(2.0)
Amortization of prior service cost	2.9	2.9	4.0	—	—	—
Settlement	0.4	3.9	—	—	—	—
Recognized actuarial loss	2.4	4.1	4.2	0.9	1.4	1.4
Net periodic pension cost	$4.2	$9.8	$8.5	$(0.4)	$0.3	$0.6
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2022	2021	2022	2021
Discount rate	4.4%	2.4%	4.9%	1.9%
Rate of compensation increase	5.0%	5.0%	3.5%	3.4%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2022	2021	2020	2022	2021	2020
Discount rate	2.4%	2.2%	2.8%	1.9%	1.9%	2.0%
Expected return on plan assets	6.3%	6.8%	7.0%	6.4%	6.5%	6.5%
Rate of compensation increase	5.0%	5.0%	5.0%	3.4%	3.4%	3.0%
It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use published yield curves to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $0.6 million for the domestic plans and $0.5 million for the international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.6 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.
Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality debt and equity securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At August 31, 2022, the U.S. targeted asset allocation was 30% equity securities, 65% fixed income securities, and 5% real estate securities. Our investment objective for the international plan assets is also to add value by exceeding the long-term growth of the plans’ liabilities. At August 31, 2022, the international asset target allocation approximated 15% equity securities, 25% fixed income securities, and 60% multi-strategy investments.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2022	2021	2022	2021
Equity securities	31.6%	41.2%	16.8%	16.1%
Fixed income securities	61.2%	54.3%	22.8%	20.1%
Multi-strategy investments	—%	—%	60.4%	63.8%
Real estate	7.2%	4.5%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
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
Collective Trust
The collective trust seeks to outperform the overall small-cap stock market and is comprised primarily of small-cap equity securities with quoted prices in active markets for identical investments. The value of this fund is calculated on each business day based on its daily net asset value; however, the collective trust is not deemed to be actively traded (Level 2).
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

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares held by each investor. All decisions regarding whether to honor redemption requests are made by the fund’s board of directors.
The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$23.7	$23.7	$—	$—
Foreign equity fund	12.6	12.6	—	—
Collective trust: Domestic small cap equities	8.4	—	8.4	—
Short-term fixed income investments	2.1	2.1	—	—
Total assets in the fair value hierarchy	46.8
Assets calculated at net asset value:
Fixed-income investments	84.5
Real estate fund	10.2
Total assets at net asset value	94.7
Total assets at fair value	$141.5

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$38.9	$38.9	$—	$—
Foreign equity fund	23.1	23.1	—	—
Collective trust: Domestic small cap equities	13.3	—	13.3	—
Short-term fixed income investments	6.9	6.9	—	—
Total assets in the fair value hierarchy	82.2
Assets calculated at net asset value:
Fixed-income investments	92.3
Real estate fund	8.1
Total assets at net asset value	100.4
Total assets at fair value	$182.6

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

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$4.8	$—	$4.8	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	17.2	—	17.2	—
Fixed-income investments	6.2	—	6.2	—
Total assets at fair value	$28.5

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$6.8	$—	$6.8	$—
Short-term fixed income investments	1.0	1.0	—	—
Multi-strategy investments	26.9	—	26.9	—
Fixed-income investments	7.5	—	7.5	—
Total assets at fair value	$42.2
We do not expect to contribute to the domestic qualified plans in fiscal 2023 based on the funded status of the plans as well as current legal minimum funding requirements. We expect to contribute approximately $1.3 million during fiscal 2023 to our international defined benefit plans. These amounts are based on the total contributions required during fiscal 2023 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2023	$12.0	$1.3
2024	12.0	1.3
2025	13.0	1.5
2026	14.6	1.5
2027	13.6	1.6
2028-2032	63.9	10.7

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-employer Pension Plans
We have contributed to two multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
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
Our contributions to these plans were $0.5 million for the year ended August 31, 2022, and $0.6 million for the years ended August 31, 2021 and 2020.
Defined Contribution Plans
We have defined contribution plans to which both employees and we make contributions. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals and totaled $10.5 million, $8.4 million, and $8.2 million for the years ended August 31, 2022, 2021, and 2020, respectively. At August 31, 2022, assets of the domestic defined contribution plans included shares of our common stock with a market value of approximately $7.3 million, which represented approximately 1.7% of the total fair market value of the assets in our domestic defined contribution plans.
Note 13 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2019	53.8		$0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Balance at August 31, 2020	53.9		0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2021	54.0		0.5
Issuance of restricted stock grants, net of cancellations	0.1		—
Stock options exercised	0.1		—
Balance at August 31, 2022	54.2		$0.5
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2022 and 2021, we had 21.8 million and 18.8 million of repurchased shares recorded as treasury stock at an original repurchase cost of $2.18 billion and $1.66 billion, respectively.
During fiscal 2022, we repurchased approximately 2.9 million shares of our outstanding common stock. As of August 31, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.8 million shares. We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2022 or 2021, and no shares of preferred stock are outstanding.
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
The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2022	2021	2020
Net income	$384.0	$306.3	$248.3
Basic weighted average shares outstanding	34.182	36.284	39.453
Common stock equivalents	0.463	0.270	0.148
Diluted weighted average shares outstanding	34.645	36.554	39.601
Basic earnings per share(1)	$11.23	$8.44	$6.29
Diluted earnings per share(1)	$11.08	$8.38	$6.27
____________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The following table presents stock options, restricted stock awards, and performance stock units that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Year Ended August 31,
	2022	2021		2020
Stock options	0.1	0.8		0.6
Restricted stock awards	0.1	—	*	0.2
Performance stock units	—	—		—	*
_______________________
* Represents shares of less than 0.1 million.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate alternative minimum tax rate applicable for our fiscal 2024 taxable year and a 1% federal excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our financial condition, results of operations, or cash flows.
The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Provision for current federal taxes	$67.6	$65.4	$54.6
Provision for current state taxes	16.3	12.8	12.5
Provision for current foreign taxes	25.4	14.4	16.0
Provision for (benefit from) deferred taxes	0.6	(2.7)	(6.7)
Total provision for income taxes	$109.9	$89.9	$76.4
The following table reconciles the provision at the federal statutory rate to the total provision for income taxes during the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Federal income tax computed at statutory rate	$103.7	$83.2	$68.2
State income tax, net of federal income tax benefit	13.5	10.7	9.7
Federal permanent differences	(4.3)	0.6	0.9
Foreign permanent differences and rate differential	4.3	2.4	2.4
Research and development tax credits	(7.6)	(7.6)	(7.1)
Unrecognized tax benefits	2.1	0.7	1.8
Other, net	(1.8)	(0.1)	0.5
Total provision for income taxes	$109.9	$89.9	$76.4

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2022	2021
Deferred income tax liabilities:
Depreciation	$(18.6)	$(19.0)
Goodwill and intangibles	(154.2)	(155.2)
Operating lease right of use asset	(18.3)	(14.3)
Other liabilities	(7.4)	(8.2)
Total deferred income tax liabilities	(198.5)	(196.7)
Deferred income tax assets:
Self-insurance	1.6	1.8
Pension	7.1	9.9
Deferred compensation	22.2	21.3
Net operating losses	5.8	5.4
Other accruals not yet deductible	42.9	41.3
Operating lease liabilities	20.3	15.4
Other assets	9.3	12.0
Total deferred income tax assets	109.2	107.1
Valuation allowance	(11.5)	(9.5)
Net deferred income tax liabilities	$(100.8)	$(99.1)
As of August 31, 2022, the estimated undistributed earnings from foreign subsidiaries was $204.0 million. We have recorded a deferred income tax liability of $3.2 million for certain foreign withholding taxes and U.S. state taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries. We account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2022, we had federal tax credit carryforwards of approximately $4.9 million that begin to expire in 2029, and state tax credit carryforwards of less than $0.1 million, that begin to expire in 2028. The $4.9 million in federal tax credit carryforwards are subject to a full valuation allowance as we do not expect to realize any future tax benefit. At August 31, 2022, we had federal net operating loss carryforwards of $13.6 million that begin to expire in 2029, state net operating loss carryforwards of $33.9 million that begin to expire in 2023, and foreign net operating loss carryforwards of $7.1 million that begin to expire in 2028.
The gross amount of unrecognized tax benefits as of August 31, 2022 and 2021 totaled $19.5 million and $17.7 million, respectively, which includes $18.8 million and $17.1 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2016 or for foreign income tax examinations before 2017. We do not anticipate unrecognized tax benefits will significantly increase or decrease within the next 12 months.

ACUITY BRANDS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Unrecognized tax benefits balance at beginning of year	$17.7	$17.2	$16.6
Additions based on tax positions related to the current year	3.5	5.2	2.3
Additions for tax positions of prior years	0.1	0.1	—
Reductions for tax positions of prior years	(0.2)	(0.1)	(0.4)
Reductions due to settlements	—	(4.6)	(1.2)
Reductions due to lapse of statute of limitations	(1.6)	(0.1)	(0.1)
Unrecognized tax benefits balance at end of year	$19.5	$17.7	$17.2
Total accrued interest was $2.1 million, $2.0 million, and $1.7 million as of August 31, 2022, 2021, and 2020, respectively. There were no accruals related to income tax penalties during fiscal 2022. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. The classification of interest and penalties did not change during the current fiscal year. We are routinely under audit from various tax jurisdictions. We do not currently anticipate material audit assessments.

Note 15 — Supplemental Disaggregated Information
Sales of lighting, lighting controls, and building technology solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2022, 2021, and 2020. Our geographic distribution of net sales, operating profit, income before provision for income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2022	2021	2020
Net sales(1):
Domestic(2)	$3,486.4	$2,982.4	$2,925.0
International	519.7	478.6	401.3
Total	$4,006.1	$3,461.0	$3,326.3
Operating profit:
Domestic(2)	$428.3	$369.9	$300.6
International	81.4	57.7	53.3
Total	$509.7	$427.6	$353.9
Income before income taxes:
Domestic(2)	$409.6	$343.7	$274.2
International	84.3	52.5	50.5
Total	$493.9	$396.2	$324.7
Long-lived assets(3):
Domestic(2)	$325.9	$284.4	$298.6
International	73.5	76.6	64.8
Total	$399.4	$361.0	$363.4
_______________________________________
(1)Net sales are attributed to each country based on the selling location.
(2)Domestic amounts include amounts for U.S. based operations.
(3)Long-lived assets include net property, plant, and equipment, operating lease right-of-use assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9a.Controls and Procedures.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2022. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2022 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Item 9b.Other Information.
None.
Item 9c.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.
The information required by this item, with respect to directors and corporate governance, will be included under the caption Item 1 — Election of Directors and Director Information of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the captions Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by this item will be included under the captions Director Information, Board and Committees (including Compensation Committee Interlocks and Insider Participation), Compensation of Directors, Compensation Discussion and Analysis, Report of the Compensation and Management Development Committee, Fiscal 2022 Summary Compensation Table, Fiscal 2022 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2022 Year-End, Option Exercises and Stock Vested in Fiscal 2022, Pension Benefits in Fiscal 2022, Fiscal 2022 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, CEO Pay Ratio, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the captions Equity Compensation Plans and Beneficial Ownership of the Company’s Securities of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions Certain Relationships and Related Party Transactions, Director Information, and Board and Committees of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
The information required by this item concerning our principal accountant will be included under the captions Audit Fees and Other Fees, Preapproval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 25, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	30
	Reports of Independent Registered Public Accounting Firm	31
	Consolidated Balance Sheets as of August 31, 2022 and 2021	34
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2022, 2021, and 2020	35
	Consolidated Statements of Cash Flows for the years ended August 31, 2022, 2021, and 2020	36
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2022, 2021, and 2020	37
	Notes to Consolidated Financial Statements	38
(2)	Financial Statement Schedules:
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant’s Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(d) of registrant’s Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(e) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Acuity Brands, Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(b)	Description of Securities.	Reference is made to Exhibit 4(b) of registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
	(c)	Indenture, dated as of November 10, 2020, between Acuity Brands Lighting, Inc. and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(d)	First Supplemental Indenture, dated as of November 10, 2020, among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding, LLC, and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
(e)
Officer’s Certificate, dated as of November 10, 2020, pursuant to Sections 3.01 and 3.03 of the Indenture, dated November 10, 2020, setting forth the terms of the 2.150% Senior Notes due 2030. the 2.150% Senior Notes due 2030.
Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(f)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 30, 2022.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on June 30, 2022, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(3)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(4)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(5)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(6)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(7)	Amended and Restated Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of July 1, 2019.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(8)	First Amendment to the Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of October 25, 2021	Reference is made to Exhibit 10(iii)A(14) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(9)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(10)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan dated October 24, 2008.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(11)	Amended and Restated Acuity Brands, Inc. 2011 Nonemployee Director Deferred Compensation Plan, Effective as of January 5, 2022.	Reference is made to Exhibit 10(iii)c of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(12)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Filed with the Commission as part of this Form 10-K.
(13)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(14)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(15)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(16)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(17)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(18)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(20)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(21)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(22)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(23)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(24)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(25)	Form of Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(26)	Form of Change in Control Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(27)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(III)A(1) of the registrant’s Form 10-Q as filed with the Commission on April 4, 2005, which is incorporated by reference.
(28)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(29)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(30)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(31)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(32)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.

(33)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(34)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(35)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(36)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(37)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(38)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(39)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(40)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(41)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(42)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(43)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(44)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(45)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(82) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(46)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(47)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.

(48)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(85) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(49)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(50)	Amendment No. 4 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(80) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(51)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(52)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(53)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(54)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(55)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(56)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(57)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(58)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(59)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(60)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(61)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(62)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Appendix B of the registrant’s Proxy Statement as filed with the Commission on November 22, 2021, which is incorporated herein by reference.

	(63)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
	(64)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(65)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
	(66)	Restricted Stock Award Agreement for Non-Employee Director.	Reference is made to Exhibit 10(iii)a of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
	(67)	Deferred Stock Unit Award Agreement Non-Employee Directors.	Reference is made to Exhibit 10(iii)b of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
	(68)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(93) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
	(69)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
	(70)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(94) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
	(71)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 104		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101 of this Form 10-K.

Item 16.Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 26, 2022	By:	/S/ NEIL M. ASHE
Neil M. Ashe Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)	October 26, 2022
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 26, 2022
Karen J. Holcom

	*	Director	October 26, 2022
Marcia J. Avedon, Ph.D.

	*	Director	October 26, 2022
W. Patrick Battle

	*	Director	October 26, 2022
Michael J. Bender

	*	Director	October 26, 2022
G. Douglas Dillard, Jr.

	*	Director	October 26, 2022
James H. Hance, Jr.

	*	Director	October 26, 2022
Maya Leibman

	*	Director	October 26, 2022
Laura G. O'Shaughnessy

	*	Director	October 26, 2022
Dominic J. Pileggi

	*	Director	October 26, 2022
Ray M. Robinson

	*	Director	October 26, 2022
Mark J. Sachleben

	*	Director	October 26, 2022
Mary A. Winston

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 26, 2022
Karen J. Holcom