Form 10-Q
period 2022-11-30
ACUITY BRANDS INC
filed 2023-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022.

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

1170 Peachtree Street, N.E., Suite 1200, Atlanta, Georgia 30309-7676
(Address of principal executive offices)
(404) 853-1400
(Registrant’s telephone number, including area code)
1170 Peachtree Street, N.E., Suite 2300, Atlanta, Georgia 30309-7676
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	AYI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common stock — $0.01 par value — 32,051,483 shares as of January 4, 2023.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2022	August 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$284.1	$223.2
Accounts receivable, less reserve for doubtful accounts of $1.7 and $1.2, respectively	584.2	665.9
Inventories	487.0	485.7
Prepayments and other current assets	100.5	91.2
Total current assets	1,455.8	1,466.0
Property, plant, and equipment, net	279.6	276.5
Operating lease right-of-use assets	66.8	74.9
Goodwill	1,082.0	1,084.3
Intangible assets, net	505.6	529.2
Deferred income taxes	1.4	1.3
Other long-term assets	45.4	48.0
Total assets	$3,436.6	$3,480.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415.1	$397.8
Current maturities of debt	—	18.0
Current operating lease liabilities	15.7	15.7
Accrued compensation	68.7	88.0
Other accrued liabilities	198.1	214.1
Total current liabilities	697.6	733.6
Long-term debt	495.1	495.0
Long-term operating lease liabilities	63.6	67.4
Accrued pension liabilities	41.5	41.4
Deferred income taxes	100.8	102.1
Other long-term liabilities	134.5	128.9
Total liabilities	1,533.1	1,568.4
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,376,386 and 54,241,069 issued, respectively	0.5	0.5
Paid-in capital	1,035.4	1,036.3
Retained earnings	3,246.8	3,176.2
Accumulated other comprehensive loss	(126.2)	(125.8)
Treasury stock, at cost, of 22,225,453 and 21,753,820 shares, respectively	(2,253.0)	(2,175.4)
Total stockholders’ equity	1,903.5	1,911.8
Total liabilities and stockholders’ equity	$3,436.6	$3,480.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2022	November 30, 2021
Net sales	$997.9	$926.1
Cost of products sold	581.4	540.3
Gross profit	416.5	385.8
Selling, distribution, and administrative expenses	300.7	270.7
Special charges	6.9	—
Operating profit	108.9	115.1
Other expense:
Interest expense, net	6.6	5.9
Miscellaneous expense, net	9.1	0.3
Total other expense	15.7	6.2
Income before income taxes	93.2	108.9
Income tax expense	18.3	21.3
Net income	$74.9	$87.6

Earnings per share(1):
Basic earnings per share	$2.32	$2.50
Basic weighted average number of shares outstanding	32.308	35.063
Diluted earnings per share	$2.29	$2.46
Diluted weighted average number of shares outstanding	32.704	35.539
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$74.9	$87.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(1.5)	(11.9)
Defined benefit plans, net of tax	1.1	1.2
Other comprehensive loss items, net of tax	(0.4)	(10.7)
Comprehensive income	$74.5	$76.9
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2022	November 30, 2021
Cash flows from operating activities:
Net income	$74.9	$87.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26.5	24.3
Share-based payment expense	10.7	7.6
Asset impairment	4.3	—
Loss on sale of a business	11.2	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	81.6	40.2
Inventories	(5.8)	(41.3)
Prepayments and other current assets	(8.5)	(47.7)
Accounts payable	20.3	17.7
Other	(28.6)	(4.7)
Net cash provided by operating activities	186.6	83.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(18.2)	(9.3)
Other investing activities	3.9	0.3
Net cash used for investing activities	(14.3)	(9.0)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	(18.0)	—
Repurchases of common stock	(76.5)	(56.3)
Proceeds from stock option exercises and other	0.9	8.6
Payments of taxes withheld on net settlement of equity awards	(12.5)	(6.7)
Dividends paid	(4.3)	(4.7)
Net cash used for financing activities	(110.4)	(59.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(2.9)
Net change in cash and cash equivalents	60.9	12.7
Cash and cash equivalents at beginning of period	223.2	491.3
Cash and cash equivalents at end of period	$284.1	$504.0
Supplemental cash flow information:
Income taxes paid during the period	$11.0	$28.3
Interest paid during the period	$15.3	$13.3
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
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: Lithonia Lighting®, Holophane®, Peerless®, Gotham®, Mark Architectural LightingTM, Juno®, IndyTM, AculuxTM, Healthcare Lighting®, Hydrel®, American Electric Lighting®, eldoLED®, nLight®, Sensor Switch®, IOTA®, A-LightTM, CycloneTM, Eureka®, Luminaire LEDTM, Luminis®, Dark to Light®, RELOC® Wiring Solutions, and OPTOTRONIC®.
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
ABL comprised approximately 95% of consolidated revenues during the three months ended November 30, 2022 and 2021.
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
ISG comprised approximately 5% of consolidated revenues during the three months ended November 30, 2022 and 2021.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2022, our consolidated comprehensive income for the three months ended November 30, 2022 and 2021, and our consolidated cash flows for the three months ended November 30, 2022 and 2021. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years ended August 31, 2022 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2022 (File No. 001-16583) (“Form 10-K”).
The results of operations for the three months ended November 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal 2023 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for the remainder of fiscal 2023; the impact of inflation; component shortages; disruptions in the global supply chain; seasonality; and the impact of any acquisitions and/or divestitures, among other reasons. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
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
Note 3 — Acquisitions and Divestitures
Acquisitions
There were no acquisitions during fiscal 2023 or fiscal 2022.
Divestitures
During the first quarter of fiscal 2023, we committed to a plan to sell our Sunoptics prismatic skylights business. We completed the sale of the business on November 10, 2022, and we transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill from the ABL segment. We recognized a pre-tax loss on the sale of $11.2 million within Miscellaneous expense, net on the Consolidated Statements of Comprehensive Income. Additionally, we recorded impairment charges for certain retained assets as well as associate severance and other costs related to the sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — New Accounting Pronouncements
Accounting Standards Yet to Be Adopted
Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)
In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, or our fiscal 2024, with early adoption permitted. We are currently assessing the impacts of ASU 2021-08 to determine whether we will adopt early or in fiscal 2024. Amendments within the standard are required to be applied on a prospective basis from the date of adoption. We will apply the provisions of ASU 2021-08 after adoption to future acquisitions, if any.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.
Note 5 — Fair Value Measurements
We determine fair value measurements based on the assumptions a market participant would use in pricing an asset or liability. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a three-level hierarchy that distinguishes between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
Financial Instruments Recorded at Fair Value
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $284.1 million and $223.2 million as of November 30, 2022 and August 31, 2022, respectively.
We hold a small number of strategic investments totaling $12.0 million and $11.9 million as of November 30, 2022 and August 31, 2022, respectively. These investments are primarily equity instruments in privately-held entities over which we do not exercise significant influence or control. We generally account for these investments at fair value on a recurring basis; however, these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure these investments at cost less any impairment adjusted for observable price changes, if any. As such, these investments are excluded from the fair value hierarchy.
Changes in the fair values of these financial instruments during the three months ended November 30, 2022 and 2021 were not material to our financial condition, results of operations, or cash flows.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $388.4 million and $399.2 million as of November 30, 2022 and August 31, 2022, respectively. The decrease in fair value is due to increases in market bond yields since the end of fiscal 2022. We had no short-term borrowings and $18.0 million of short-term borrowings outstanding under our revolving credit facility as of November 30, 2022 and August 31, 2022, respectively. These borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values, which are equal to the face amounts, of these instruments approximate their fair values. See Debt and Lines of Credit footnote for further details on our outstanding borrowings.
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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	November 30, 2022	August 31, 2022
Raw materials, supplies, and work in process (1)	$272.3	$252.6
Finished goods	245.1	264.0
Inventories excluding reserves	517.4	516.6
Less: Reserves	(30.4)	(30.9)
Total inventories	$487.0	$485.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	November 30, 2022	August 31, 2022
Land	$22.2	$22.0
Buildings and leasehold improvements	202.8	202.3
Machinery and equipment	681.1	667.6
Total property, plant, and equipment, at cost	906.1	891.9
Less: Accumulated depreciation and amortization	(626.5)	(615.4)
Property, plant, and equipment, net	$279.6	$276.5

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
We recorded amortization expense for definite-lived intangible assets of $13.6 million and $10.3 million during the three months ended November 30, 2022 and 2021, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $41.5 million in fiscal 2023, $36.9 million in fiscal 2024, $29.4 million in fiscal 2025, $26.7 million in fiscal 2026, and $25.2 million in fiscal 2027.
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance as of August 31, 2022	$1,014.2	$70.1	$1,084.3
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	(0.4)	(1.2)	(1.6)
Balance as of November 30, 2022	$1,013.1	$68.9	$1,082.0

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Foreign currency translation adjustments	(3.0)	(0.7)	(3.7)
Balance as of November 30, 2021	$1,019.2	$71.8	$1,091.0
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	November 30, 2022	August 31, 2022
Customer incentive programs(1)	$49.1	$40.7
Refunds to customers(1)	26.6	28.0
Current deferred revenues(1)	11.6	11.4
Sales commissions	30.4	41.9
Freight costs	12.9	22.8
Warranty and recall costs(2)	18.1	22.4
Tax-related items(3)	7.7	13.9
Interest on long-term debt(4)	5.0	2.3
Other	36.7	30.7
Total other current liabilities	$198.1	$214.1
____________________________________
(1)Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements within our Form 10-K for additional information.
(2)Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
(3)Includes accruals for income, sales and use, and value added taxes.
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings at November 30, 2022 and $18.0 million in short-term borrowings at August 31, 2022 outstanding under the Revolving Credit Facility.
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
The Credit Agreement contains a leverage ratio covenant (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit Agreement. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Maximum Leverage Ratio of 3.75 (subject to a temporary increase to 4.25 in the event of a significant acquisition) and allows netting of all unrestricted cash and cash equivalents against debt.
We were in compliance with all financial covenants under the Credit Agreement as of November 30, 2022. At November 30, 2022, we had additional borrowing capacity under the Credit Agreement of $595.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.1 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance programs.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended
	November 30, 2022	November 30, 2021
Interest expense	$7.9	$6.2
Interest income	(1.3)	(0.3)
Interest expense, net	$6.6	$5.9
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2022, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assures our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. Estimated costs related to product warranty and recall costs outside of our historical experience, which could include significant product recalls or formal campaigns soliciting repair or return of a product, are accrued when they are deemed to be probable and can be reasonably estimated. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets and included within Other current assets or Other long-term assets on the Consolidated Balance Sheets based on the expected timing of receipt of recovery.
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
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Three Months Ended
	November 30, 2022	November 30, 2021
Beginning balance	$27.3	$20.3
Warranty and recall costs	3.7	4.4
Payments and other deductions	(8.6)	(4.5)
Ending balance	$22.4	$20.2
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The parties subsequently negotiated a Stipulated Confidentially Agreement, which was filed with the Court on October 31, 2022. Pursuant to the Stipulated Confidentiality Agreement and Order, the Company produced the demand evaluation committee report and recommendation regarding the claims asserted in the Derivative Complaint, along with exhibits, to the plaintiffs for review. On December 21, 2022, the parties filed a joint status report notifying the Court that the plaintiffs had completed their review of the demand evaluation committee report and that the parties expect to update the Court by January 20, 2023 regarding the next steps in the litigation.
Data Security Incidents
On December 14, 2022, a former employee filed a putative class action complaint against the Company in the United States District Court for the Northern District of Georgia on behalf of all persons whose personal information was compromised as a result of data security incidents we experienced in October 2020 and/or December 2021. The plaintiff alleges that the Company failed to exercise reasonable caution in securing and safeguarding her and the other putative class members’ personal information, and on that basis, asserts claims for negligence, breach of contract, breach of implied contract, unjust enrichment, and breach of fiduciary duty. The plaintiff seeks class certification, unspecified monetary damages, certain injunctive relief regarding our data-security measures, additional credit-monitoring services, other equitable relief (including disgorgement), attorneys’ fees, costs, and pre- and post-judgment interest. We dispute the allegations in the complaint and, given the recency of the lawsuit, are planning our response strategy, which we currently expect to include a vigorous defense of the claims.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the early stages of the proceedings where key evidential and legal issues have not been resolved. In addition, we have received inquiries from, and it is also possible that investigations or other actions are taken by, state and/or federal agencies regarding the data security incidents and related data privacy matters. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We have insurance, subject to certain terms and conditions, for these types of matters.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the accrued amounts.

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2022	32.5	$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8
Net income	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	(0.4)	—	(0.4)
Share-based payment amortization, issuances, and cancellations	0.2	—	(1.8)	—	—	—	(1.8)
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.3)	—	—	(4.3)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.5)	—	—	—	—	(77.6)	(77.6)
Balance, November 30, 2022	32.2	$0.5	$1,035.4	$3,246.8	$(126.2)	$(2,253.0)	$1,903.5

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	87.6	—	—	87.6
Other comprehensive loss	—	—	—	—	(10.7)	—	(10.7)
Share-based payment amortization, issuances, and cancellations	0.1	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	0.1	—	8.0	—	—	—	8.0
Repurchases of common stock	(0.3)	—	—	—	—	(52.8)	(52.8)
Balance, November 30, 2021	35.1	$0.5	$1,004.6	$2,893.2	$(108.9)	$(1,716.5)	$2,072.9
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
Contract Balances
Our rights related to collections from customers are unconditional and are reflected within Accounts receivable on the Consolidated Balance Sheets at net realizable value. Further details regarding our method for developing our estimate of expected credit losses over the contractual term of our receivables are included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
We do not have any other significant contract assets. Contract liabilities arise when we receive cash or an unconditional right to collect cash prior to the transfer of control of goods or services.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	November 30, 2022	August 31, 2022
Current deferred revenues	$11.6	$11.4
Non-current deferred revenues	52.1	53.1
Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2022 totaled $3.9 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are generally expected to be satisfied within one year from November 30, 2022 and consist primarily of orders for physical goods that have not yet been shipped.
Disaggregated Revenues
Our ABL segment's lighting and lighting controls are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and through other distribution methods, including directly to OEM customers. ISG sells predominantly to system integrators. The following table shows revenue from contracts with customers by sales channel and reconciles to our segment information for the periods presented (in millions):

	Three Months Ended
	November 30, 2022	November 30, 2021
ABL:
Independent sales network	$673.7	$636.8
Direct sales network	106.4	90.0
Retail sales	49.9	46.9
Corporate accounts	49.1	37.0
OEM and other	68.0	72.9
Total ABL	947.1	883.6
ISG	56.8	46.4
Eliminations	(6.0)	(3.9)
Total	$997.9	$926.1
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended
	November 30, 2022	November 30, 2021
Share-based payment expense	$10.7	$7.6
We recognized excess tax benefits of $1.3 million and $4.2 million related to share-based payment awards during the three months ended November 30, 2022 and 2021, respectively.
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

	Three Months Ended
	November 30, 2022	November 30, 2021
Service cost	$1.1	$1.2
Interest cost	2.2	1.5
Expected return on plan assets	(2.4)	(3.4)
Amortization of prior service cost	0.7	0.7
Recognized actuarial loss	0.8	0.9
Net periodic pension cost	$2.4	$0.9
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
During the first three months of fiscal 2023, we recognized pre-tax special charges of $6.9 million within Special charges on the Consolidated Statements of Comprehensive Income primarily for impairments of operating lease right-of-use assets for $4.3 million associated with our previously owned Sunoptics prismatic skylights business that were not transferred in connection with the sale. We additionally recognized associate severance and other costs totaling $2.6 million primarily in connection with the Sunoptics divestiture.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2022	November 30, 2021
Net income	$74.9	$87.6
Basic weighted average shares outstanding	32.308	35.063
Common stock equivalents	0.396	0.476
Diluted weighted average shares outstanding	32.704	35.539
Basic earnings per share(1)	$2.32	$2.50
Diluted earnings per share(1)	$2.29	$2.46
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended
	November 30, 2022		November 30, 2021
Stock options	0.1		0.1
Performance stock awards	—	*	—	*
Restricted stock awards	0.1		—	*
_______________________________________
* Represents shares of less than 0.1 million.
Further discussion of our share-based payment awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 18 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Comprehensive income includes our net income as well as other comprehensive income (loss) items, which are comprised of foreign currency translation and pension adjustments.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive loss before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.1	1.1
Net current period other comprehensive (loss) income	(1.5)	1.1	(0.4)
Balance at November 30, 2022	$(75.0)	$(51.2)	$(126.2)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive loss before reclassifications	(11.9)	—	(11.9)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.2	1.2
Net current period other comprehensive (loss) income	(11.9)	1.2	(10.7)
Balance at November 30, 2021	$(52.1)	$(56.8)	$(108.9)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	November 30, 2022			November 30, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.5)	$—	$(1.5)	$(11.9)	$—	$(11.9)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.2)	0.5	0.7	(0.2)	0.5
Actuarial losses	0.8	(0.2)	0.6	0.9	(0.2)	0.7
Total defined benefit pension plans, net	1.5	(0.4)	1.1	1.6	(0.4)	1.2
Other comprehensive loss	$—	$(0.4)	$(0.4)	$(10.3)	$(0.4)	$(10.7)

Note 19 — Segment Information
We report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Beginning in fiscal 2023, we now allocate special charges to operating segment information presented to the chief operating decision maker on a prospective basis. Special charges during the three months ended November 30, 2022 of $6.9 million pertained to the ABL segment. We recorded no special charges during fiscal 2022.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended November 30, 2022
Net sales	$947.1	$56.8	$—	$(6.0)	$997.9
Operating profit (loss)	118.1	7.7	(16.9)	—	108.9
Depreciation and amortization	22.7	3.5	0.3	—	26.5

Three Months Ended November 30, 2021
Net sales	$883.6	$46.4	$—	$(3.9)	$926.1
Operating profit (loss)	128.1	2.0	(15.0)	—	115.1
Depreciation and amortization	20.4	3.6	0.3	—	24.3
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended
	November 30, 2022	November 30, 2021
Operating profit - ABL	$118.1	$128.1
Operating profit - ISG	7.7	2.0
Unallocated corporate amounts	(16.9)	(15.0)
Operating profit	108.9	115.1
Interest expense, net	6.6	5.9
Miscellaneous expense, net	9.1	0.3
Income before income taxes	$93.2	$108.9

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of November 30, 2022 and for the three months ended November 30, 2022 and 2021. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2022 (“Form 10-K”).
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
The results of operations for the three months ended November 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal 2023 year due primarily to continued uncertainty of general economic conditions that may impact our key end markets for fiscal 2023; the impact of inflation; component shortages; disruptions in the global supply chain; seasonality; and the impact of any acquisitions and/or divestitures, among other reasons. We are uncertain of the future impact of the ongoing COVID-19 pandemic or recovery of prior deterioration in economic conditions to our sales channels, supply chain, manufacturing, and distribution as well as overall construction, renovation, and consumer spending. Additionally, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations, as well as various sources of financing. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases. Sufficient cash flow generation is also critical to fund our operations in the short and long terms and to maintain compliance with covenants contained in our financing agreements.
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
Cash
Our cash position at November 30, 2022 was $284.1 million, an increase of $60.9 million from August 31, 2022. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $186.6 million of cash flows from operating activities during the three months ended November 30,

2022, compared with $83.7 million in the prior-year period, an increase of $102.9 million. This increase was due primarily to increased cash collections from customers and fewer inventory purchases during the current period as well as the timing of quarterly income tax payments.
Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) as well as the terms of our $600.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”).
At November 30, 2022, our outstanding debt balance was $495.1 million, which consisted solely of our Unsecured Notes, compared to our cash position of $284.1 million. We were in compliance with all financial covenants under our financing arrangements as of November 30, 2022.
At November 30, 2022, we had additional borrowing capacity under the Revolving Credit Facility of $595.9 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.1 million issued under the facility. As of November 30, 2022, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $880.0 million.
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

Summarized Balance Sheet Information	November 30, 2022	August 31, 2022
Current assets	$1,021.0	$1,056.6
Amounts due from non-guarantor affiliates	300.9	280.2
Non-current assets	1,385.0	1,414.3
Current liabilities	593.3	620.4
Non-current liabilities	822.7	821.0

Summarized Income Statement Information	Three Months Ended November 30, 2022
Net sales	$845.4
Gross profit	347.0
Net income	63.3
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $18.2 million and $9.3 million in property, plant, and equipment during the three months ended November 30, 2022 and 2021, respectively. We invested more in fiscal 2023 primarily for investments in new and enhanced equipment and tooling.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during the first three months of fiscal 2023 or fiscal 2022. During the three months ended November 30, 2022, we committed to a plan to sell our Sunoptics prismatic skylights business, which we completed on November 10, 2022. We recognized a loss of $11.2 million on the sale of the business.
Please refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for more information.

Dividends
We paid dividends on our common stock of $4.3 million ($0.13 per share) and $4.7 million ($0.13 per share) during the three months ended November 30, 2022 and 2021, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first three months of fiscal 2023, we repurchased 0.5 million shares of our outstanding common stock for $77.6 million. Total cash outflows for share repurchases during the three months ended November 30, 2022 were $76.5 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of November 30, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.4 million shares.
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
The COVID-19 pandemic has had an adverse impact on our results of operations. The pandemic has caused reduced construction and renovation spending as well as a disruption in our supply chain for certain components, both of which negatively impacted our operating results. Although our facilities are open, a resurgence in COVID-19 cases, including as a result of new variants, may lead to the reimposition of previously lifted business closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We also continue to incur additional health and safety costs including expenditures for personal protection equipment and facility enhancements to maintain proper distancing guidelines issued by the Centers for Disease Control and Prevention. We have taken actions to reduce costs, including the realignment of headcount with volumes, a limit on all non-essential employee travel, other efforts to decrease discretionary spending, and reductions in our real estate footprint. Additionally, we elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) signed into law on March 27, 2020. We paid half of these deferrals in December 2021 and the other half in December 2022.
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

Results of Operations
First Quarter of Fiscal 2023 Compared with First Quarter of Fiscal 2022
The following table sets forth information comparing the components of net income for the three months ended November 30, 2022 and 2021 (in millions except per share data):

	Three Months Ended
	November 30, 2022	November 30, 2021	Increase (Decrease)		Percent Change
Net sales	$997.9	$926.1	$71.8		7.8%
Cost of products sold	581.4	540.3	41.1		7.6%
Gross profit	416.5	385.8	30.7		8.0%
Percent of net sales	41.7%	41.7%	—	bps
Selling, distribution, and administrative expenses	300.7	270.7	30.0		11.1%
Special charges	6.9	—	6.9		NM
Operating profit	108.9	115.1	(6.2)		(5.4)%
Percent of net sales	10.9%	12.4%	(150)	bps
Other expense:
Interest expense, net	6.6	5.9	0.7		11.9%
Miscellaneous expense, net	9.1	0.3	8.8		NM
Total other expense	15.7	6.2	9.5		153.2%
Income before income taxes	93.2	108.9	(15.7)		(14.4)%
Percent of net sales	9.3%	11.8%	(250)	bps
Income tax expense	18.3	21.3	(3.0)		(14.1)%
Effective tax rate	19.6%	19.6%
Net income	$74.9	$87.6	$(12.7)		(14.5)%
Diluted earnings per share	$2.29	$2.46	$(0.17)		(6.9)%
NM - not meaningful
Net Sales
Net sales for the three months ended November 30, 2022 increased $71.8 million, or 7.8%, to $997.9 million, compared with $926.1 million in the prior-year period. Both our ABL and ISG segments benefited from recent price increases as well as favorable mix. Changes in foreign currency rates and the divestiture from our Sunoptics prismatic skylight business did not have a meaningful impact on net sales for the first quarter of fiscal 2023.
Gross Profit
Gross profit for the first quarter of fiscal 2023 increased $30.7 million, or 8.0%, to $416.5 million, compared with $385.8 million in the prior-year period, while gross profit margin remained flat at 41.7% compared with the prior-year period. Our gross profit margin remained flat with the prior year as we were able to offset material, labor, and other cost escalations with price and favorable mix.
Operating Profit
Selling, distribution, and administrative expenses ("SD&A") expenses for the three months ended November 30, 2022 were $300.7 million, compared with $270.7 million in the prior-year period, an increase of $30.0 million, or 11.1%. The increase in SD&A expenses was due primarily to higher commissions and freight costs associated with higher sales. Amortization expense of definite-lived intangibles increased in fiscal 2023 as we recorded $4.0 million of accelerated amortization for intangibles associated with certain brands that were discontinued.
We recognized special charges of $6.9 million during the first quarter of fiscal 2023. Please refer to the Special Charges footnote of the Note to Consolidated Financial Statements for further details.
Operating profit for the first quarter of fiscal 2023 was $108.9 million (10.9% of net sales), compared with $115.1 million (12.4% of net sales) for the prior-year period, a decrease of $6.2 million, or 5.4%. The operating profit margin decrease of 150 bps year over year was due primarily to higher special charges, commission rates, and amortization expense.
Other Expense
Other expense consists of net interest expense and net miscellaneous expense, which includes non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
Interest expense, net, was $6.6 million and $5.9 million for the three months ended November 30, 2022 and 2021, respectively.
We reported net miscellaneous expense of $9.1 million and $0.3 million for the three months ended November 30, 2022 and 2021, respectively. The year-over-year change in net miscellaneous expense was largely due to the $11.2 million loss of the sale of the Sunoptics prismatic skylights business, the details of which are described in the Acquisitions and Divestitures footnote of the Note to Consolidated Financial Statements. This loss was partially offset by higher gains on foreign currency-related items compared to the prior year.
Income Taxes and Net Income
Our effective income tax rate was 19.6% for the three months ended November 30, 2022 and 2021 and reflects favorable discrete items recognized in both periods.
Net income for the three months ended November 30, 2022 decreased $12.7 million, or 14.5%, to $74.9 million, from $87.6 million reported for the prior-year period. The decrease in net income resulted primarily from $22.1 million in combined losses and special charges recognized from the Sunoptics sale and other restructuring activities as well as accelerated amortization of intangible assets. Diluted earnings per share for the three months ended November 30, 2022 decreased $0.17, or 6.9%, to $2.29 compared with diluted earnings per share of $2.46 for the prior-year period. This decrease reflects lower net income, partially offset by lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended November 30, 2022 and 2021 (in millions).

	Three Months Ended
	November 30, 2022	November 30, 2021	Increase (Decrease)	Percent Change
ABL:
Net sales	$947.1	$883.6	$63.5	7.2%
Operating profit	118.1	128.1	(10.0)	(7.8)%
Operating profit margin	12.5%	14.5%	(200)	bps

ISG:
Net sales	$56.8	$46.4	$10.4	22.4%
Operating profit	7.7	2.0	5.7	285.0%
Operating profit margin	13.6%	4.3%	930	bps
ABL net sales for the three months ended November 30, 2022 increased $63.5 million, or 7.2%, to $947.1 million, compared with $883.6 million in the prior-year period. Sales within the ABL segment benefited from recent price increases as well as favorable mix year over year.
Operating profit for ABL was $118.1 million (12.5% of ABL net sales) for the three months ended November 30, 2022, compared with $128.1 million (14.5% of ABL net sales) in the prior-year period, a decrease of $10.0 million. The decrease in operating profit was due primarily to the recognition of special charges of $6.9 million attributed to the segment in the current period, the acceleration of amortization for definite-lived intangibles related to brands that were discontinued, and increased commission rates.
ISG net sales for the three months ended November 30, 2022 increased $10.4 million, or 22.4%, to $56.8 million, compared with $46.4 million in the prior-year period, driven primarily by strong demand for building management controls, improved component availability, and price increases. ISG operating profit was $7.7 million for the three months ended November 30, 2022, compared with $2.0 million in the prior-year period, an increase of $5.7 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance U.S. generally accepted accounting principles (“U.S. GAAP”). As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; goodwill and indefinite-lived intangible assets; share-based payment expense; and product warranty and recall costs. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of critical accounting estimates with the Audit Committee of the Board of Directors on a recurring basis.
There have been no material changes in our critical accounting estimates during the current period. For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, refer to our Form 10-K.
Cautionary Statement Regarding Forward-Looking Statements and Information

This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “believe,” “intend,” “anticipate,” “indicative,” “projection,” “predict,” “plan,” “may,” “could,” “should,” “would,” “potential,” and words of similar meaning, as well as other words or expressions referencing future events, conditions, or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on our current beliefs, expectations, and assumptions, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, many of which are outside of our control. These risks and uncertainties could cause actual results to differ materially from our historical experience and management’s present expectations or projections.These risks and uncertainties are discussed in our filings with the U.S. Securities and Exchange Commission, including our most recent annual report on Form 10-K (including, but not limited to, Part I, Item 1a. Risk Factors), quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. You are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, whether as a result of new information, future events, or otherwise.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest rates, foreign exchange rates, and commodity prices. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2022. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three months ended November 30, 2022, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2022, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of November 30, 2022, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.4 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2022:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
9/1/2022 through 9/30/2022	196,491	$161.27	196,491	2,621,709
10/1/2022 through 10/31/2022	105,557	$169.35	105,557	2,516,152
11/1/2022 through 11/30/2022	149,619	$187.14	149,619	2,366,533
Total	451,667	$171.73	451,667	2,366,533
Item 5.    Other Information
None.
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(e) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
EXHIBIT 10	(1)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (TSR October 2022).	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 26, 2022, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2023	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2023	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)