Form 10-Q
period 2023-02-28
ACUITY BRANDS INC
filed 2023-04-04
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023.

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
Common stock — $0.01 par value — 31,798,338 shares as of March 30, 2023.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	February 28, 2023	August 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$339.0	$223.2
Accounts receivable, less reserve for doubtful accounts of $1.2 and $1.2, respectively	523.1	665.9
Inventories	436.4	485.7
Prepayments and other current assets	95.0	91.2
Total current assets	1,393.5	1,466.0
Property, plant, and equipment, net	286.0	276.5
Operating lease right-of-use assets	77.8	74.9
Goodwill	1,080.3	1,084.3
Intangible assets, net	495.8	529.2
Deferred income taxes	1.2	1.3
Other long-term assets	49.2	48.0
Total assets	$3,383.8	$3,480.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324.8	$397.8
Current maturities of debt	—	18.0
Current operating lease liabilities	17.2	15.7
Accrued compensation	78.0	88.0
Other current liabilities	176.3	214.1
Total current liabilities	596.3	733.6
Long-term debt	495.3	495.0
Long-term operating lease liabilities	72.4	67.4
Accrued pension liabilities	41.7	41.4
Deferred income taxes	100.6	102.1
Other long-term liabilities	129.9	128.9
Total liabilities	1,436.2	1,568.4
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,389,841 and 54,241,069 issued, respectively	0.5	0.5
Paid-in capital	1,047.1	1,036.3
Retained earnings	3,325.8	3,176.2
Accumulated other comprehensive loss	(126.3)	(125.8)
Treasury stock, at cost, of 22,475,844 and 21,753,820 shares, respectively	(2,299.5)	(2,175.4)
Total stockholders’ equity	1,947.6	1,911.8
Total liabilities and stockholders’ equity	$3,383.8	$3,480.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net sales	$943.6	$909.1	$1,941.5	$1,835.2
Cost of products sold	536.9	529.8	1,118.3	1,070.1
Gross profit	406.7	379.3	823.2	765.1
Selling, distribution, and administrative expenses	295.2	277.0	595.9	547.7
Special charges	—	—	6.9	—
Operating profit	111.5	102.3	220.4	217.4
Other expense:
Interest expense, net	5.7	6.0	12.3	11.9
Miscellaneous (income) expense, net	(3.7)	(1.9)	5.4	(1.6)
Total other expense	2.0	4.1	17.7	10.3
Income before income taxes	109.5	98.2	202.7	207.1
Income tax expense	26.3	22.9	44.6	44.2
Net income	$83.2	$75.3	$158.1	$162.9

Earnings per share(1):
Basic earnings per share	$2.60	$2.16	$4.91	$4.65
Basic weighted average number of shares outstanding	32.048	34.964	32.178	35.007
Diluted earnings per share	$2.57	$2.13	$4.86	$4.60
Diluted weighted average number of shares outstanding	32.386	35.364	32.545	35.444
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$83.2	$75.3	$158.1	$162.9
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(1.1)	4.8	(2.6)	(7.1)
Defined benefit plans, net of tax	1.0	1.2	2.1	2.4
Other comprehensive (loss) income items, net of tax	(0.1)	6.0	(0.5)	(4.7)
Comprehensive income	$83.1	$81.3	$157.6	$158.2
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net income	$158.1	$162.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48.5	47.9
Share-based payment expense	22.0	17.6
Gain on sale of property, plant, and equipment	—	(2.3)
Asset impairment	4.3	1.7
Loss on sale of a business	11.2	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	142.6	23.5
Inventories	44.5	(117.6)
Prepayments and other current assets	(1.7)	(51.8)
Accounts payable	(69.1)	63.4
Other	(54.0)	(18.0)
Net cash provided by operating activities	306.4	127.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(35.6)	(24.1)
Proceeds from sale of property, plant, and equipment	—	8.9
Acquisition of businesses, net of cash acquired	—	(10.2)
Other investing activities	6.4	(1.7)
Net cash used for investing activities	(29.2)	(27.1)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	(18.0)	—
Repurchases of common stock	(121.7)	(108.0)
Proceeds from stock option exercises and other	1.7	10.2
Payments of taxes withheld on net settlement of equity awards	(12.9)	(7.3)
Dividends paid	(8.5)	(9.3)
Net cash used for financing activities	(159.4)	(114.4)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(1.6)
Net change in cash and cash equivalents	115.8	(15.8)
Cash and cash equivalents at beginning of period	223.2	491.3
Cash and cash equivalents at end of period	$339.0	$475.5
Supplemental cash flow information:
Income taxes paid during the period	$52.1	$54.4
Interest paid during the period	$21.9	$18.9
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
ABL Segment
ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IndyTM, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and Sensor Switch®.
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
ABL comprised approximately 95% of consolidated revenues during the three and six months ended February 28, 2023 and 2022.
ISG Segment
ISG delivers products and services that make spaces smarter, safer, and greener. ISG offers a building management platform and location-aware applications. Our building management platform includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. Our Atrius® intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our Atrius® software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to Atrius® and Distech Controls®.
ISG comprised approximately 5% of consolidated revenues during the three and six months ended February 28, 2023 and 2022.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 28, 2023, our consolidated comprehensive income for the three and six months ended February 28, 2023 and 2022, and our consolidated cash flows for the six months ended February 28, 2023 and 2022. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2022 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2022 (File No. 001-16583) (“Form 10-K”).
Several factors may impact our financial condition, results of operations, and cash flows for the remainder of fiscal 2023 and future fiscal periods, including continued uncertainty of general economic conditions that may impact our key end markets; the impact of future inflation or disruptions in financial and banking markets; component shortages; disruptions in the global supply chain; seasonality; global pandemics; and the impact of any acquisitions and/or divestitures, among other reasons. As such, our financial performance for the three and six months ended February 28, 2023 is not necessarily indicative of the results to be expected for the remainder of fiscal 2023 and future periods.
The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets and has had an adverse impact on our results of operations. We remain committed to prioritizing the health and well-being of our employees (“associates”) and their families and ensuring that we operate effectively. We have implemented various health and safety policies and processes at our facilities in the United States, Mexico, Canada, and other locations as permitted by law. Although we have implemented significant measures to mitigate further spread of the virus, our associates, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic.
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
Divestitures
We sold our Sunoptics prismatic skylights business in November 2022. We transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

from the ABL segment. We recognized a pre-tax loss on the sale of $11.2 million within Miscellaneous expense, net on the Consolidated Statements of Comprehensive Income. Additionally, we recorded impairment charges for certain retained assets as well as associate severance and other costs related to the sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
Note 4 — New Accounting Pronouncements
Accounting Standards Yet to Be Adopted
Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)
In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, or our fiscal 2024, with early adoption permitted, including in an interim period. We are currently assessing the impacts of ASU 2021-08 to determine whether we will adopt early or in fiscal 2024. Amendments within the standard are required to be applied on a prospective basis from the date of adoption. We will apply the provisions of ASU 2021-08 after adoption to future acquisitions, if any.
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
Financial Instruments Recorded at Fair Value
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $339.0 million and $223.2 million as of February 28, 2023 and August 31, 2022, respectively.
We hold a small number of strategic investments totaling $9.5 million and $11.9 million as of February 28, 2023 and August 31, 2022, respectively. These investments are primarily equity instruments in privately-held entities over which we do not exercise significant influence or control. We generally account for these investments at fair value on a recurring basis; however, most of these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure such investments at cost less any impairment adjusted for observable price changes, if any. As such, these investments are excluded from the fair value hierarchy.
During the second quarter of fiscal 2023, we received cash for the cancellation of one of these strategic investments, whose underlying company was acquired by a third party. We also received preferred equity in the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

third party that is carried at fair value on a recurring basis and is accounted for under ASC 320, Investments—Debt Securities using discounted cash flows based on rates of similar instruments (Level 2).
Changes in the fair values of these financial instruments during the three and six months ended February 28, 2023 and 2022 were not material to our financial condition, results of operations, or cash flows.
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
Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $390.6 million and $399.2 million as of February 28, 2023 and August 31, 2022, respectively. The decrease in fair value is due to increases in market bond yields since the end of fiscal 2022. We had no short-term borrowings and $18.0 million of short-term borrowings outstanding under our revolving credit facility as of February 28, 2023 and August 31, 2022, respectively. These borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values, which are equal to the face amounts, of these instruments approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	February 28, 2023	August 31, 2022
Raw materials, supplies, and work in process (1)	$250.3	$252.6
Finished goods	213.7	264.0
Inventories excluding reserves	464.0	516.6
Less: Reserves	(27.6)	(30.9)
Total inventories	$436.4	$485.7
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	February 28, 2023	August 31, 2022
Land	$22.4	$22.0
Buildings and leasehold improvements	207.5	202.3
Machinery and equipment	697.9	667.6
Total property, plant, and equipment, at cost	927.8	891.9
Less: Accumulated depreciation and amortization	(641.8)	(615.4)
Property, plant, and equipment, net	$286.0	$276.5
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
We recorded amortization expense for definite-lived intangible assets of $9.3 million and $10.3 million during the three months ended February 28, 2023 and 2022, respectively, and $22.9 million and $20.6 million during the six months ended February 28, 2023 and 2022, respectively. Amortization expense is generally recorded on a straight-line basis.
The following table summarizes the expected amortization expense for the next five fiscal years as of the date presented (in millions):

Fiscal Year	February 28, 2023
2023	$41.5
2024	36.9
2025	29.4
2026	26.7
2027	25.2
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance as of August 31, 2022	$1,014.2	$70.1	$1,084.3
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	(1.2)	(2.1)	(3.3)
Balance as of February 28, 2023	$1,012.3	$68.0	$1,080.3

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Adjustments to provisional amounts from acquired businesses	0.6	—	0.6
Foreign currency translation adjustments	(2.6)	(0.3)	(2.9)
Balance as of February 28, 2022	$1,020.2	$72.2	$1,092.4
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	February 28, 2023	August 31, 2022
Customer incentive programs(1)	$25.2	$40.7
Refunds to customers(1)	26.2	28.0
Current deferred revenues(1)	15.7	11.4
Sales commissions	25.8	41.9
Freight costs	16.1	22.8
Warranty and recall costs(2)	23.6	22.4
Tax-related items(3)	5.5	13.9
Interest on long-term debt(4)	2.3	2.3
Other	35.9	30.7
Total other current liabilities	$176.3	$214.1
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
Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. We recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes.
The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc.
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings at February 28, 2023 and $18.0 million in short-term borrowings at August 31, 2022 outstanding under the Revolving Credit Facility.
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
The Credit Agreement contains a leverage ratio covenant (“Maximum Leverage Ratio”) of total indebtedness to earnings before interest, tax, depreciation, and amortization (“EBITDA”), as such terms are defined in the Credit Agreement. This ratio is computed at the end of each fiscal quarter for the most recent 12-month period. The Credit Agreement generally allows for a Maximum Leverage Ratio of 3.75 (subject to a temporary increase to 4.25 in the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

event of a significant acquisition) and allows netting of all unrestricted cash and cash equivalents against debt.
We were in compliance with all covenants under the Credit Agreement as of February 28, 2023. At February 28, 2023, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance programs.
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
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Interest expense	$7.6	$6.4	$15.5	$12.6
Interest income	(1.9)	(0.4)	(3.2)	(0.7)
Interest expense, net	$5.7	$6.0	$12.3	$11.9
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2023, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
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
There can be no assurance future warranty and recall costs will not exceed historical amounts, new technology products may not generate unexpected costs, and/or loss recoveries will not be fully collectible. If actual future warranty or recall costs exceed historical amounts, additional increases in the accrual may be required, which could have a material adverse impact on our results of operations and cash flows.
Estimated liabilities for product warranty and recall costs are included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	February 28, 2023	February 28, 2022
Beginning balance	$27.3	$20.3
Warranty and recall costs	19.1	12.4
Payments and other deductions	(18.4)	(11.4)
Ending balance	$28.0	$21.3
Shareholder Derivative Complaint
As previously disclosed, on October 1, 2021, certain alleged shareholders of the Company filed a putative derivative complaint in the United States District Court for the Northern District of Georgia (the “Court”) asserting claims against three former executives for breach of fiduciary duty and certain other claims (the “Derivative Complaint”). The Company was named as a nominal defendant. On January 20, 2023, the parties filed a joint stipulation of voluntary dismissal with prejudice wherein the named plaintiffs agreed to dismiss the Derivative Complaint. Thereafter, the Court ordered dismissal of the Derivative Complaint with prejudice as to the named plaintiffs on January 20, 2023.
Data Security Incidents
On December 14, 2022, a former associate filed a putative class action complaint against the Company in the United States District Court for the Northern District of Georgia on behalf of all persons whose personal information was compromised as a result of data security incidents we experienced in October 2020 and/or December 2021. On January 25, 2023, a second putative class action complaint was filed in the same venue by two other former associates.
Both complaints contain similar allegations and claim that the Company failed to exercise reasonable caution in securing and safeguarding associate information. On that basis, the complaints assert claims for negligence, breach of contract, breach of implied contract, unjust enrichment, breach of fiduciary duty, invasion of privacy, and breach of confidence. The plaintiffs seek class certification, monetary damages, certain injunctive relief regarding our data-security measures, additional credit-monitoring services, other equitable relief (including disgorgement), attorneys’ fees, costs, and pre- and post-judgment interest.
The Northern District Court recently consolidated both actions on March 3, 2023, and a consolidated complaint is forthcoming. We dispute the allegations in both complaints, and given the recency of the lawsuits, are planning our response strategy, which we currently expect to include a vigorous defense of the claims.
Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where the matters involve indeterminate claims for monetary damages and are in the early stages of the proceedings where key evidential and legal issues have not been resolved. In addition, we have received inquires from, and it is also possible that investigations or other actions are taken by, state and/or federal agencies regarding the data security incidents and related data privacy matters. For these reasons, we are currently unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We have insurance, subject to certain terms and conditions, for these types of matters.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2022	32.5	$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8
Net income	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	(0.4)	—	(0.4)
Share-based payment amortization, issuances, and cancellations	0.2	—	(1.8)	—	—	—	(1.8)
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.3)	—	—	(4.3)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.5)	—	—	—	—	(77.6)	(77.6)
Balance, November 30, 2022	32.2	0.5	1,035.4	3,246.8	(126.2)	(2,253.0)	1,903.5
Net income	—	—	—	83.2	—	—	83.2
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Share-based payment amortization, issuances, and cancellations	—	—	10.9	—	—	—	10.9
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.2)	—	—	(4.2)
Stock options exercised	—	—	0.5	—	—	—	0.5
Repurchases of common stock	(0.2)	—	—	—	—	(46.5)	(46.5)
Balance, February 28, 2023	32.0	$0.5	$1,047.1	$3,325.8	$(126.3)	$(2,299.5)	$1,947.6

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	87.6	—	—	87.6
Other comprehensive loss	—	—	—	—	(10.7)	—	(10.7)
Share-based payment amortization, issuances, and cancellations	0.1	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	0.1	—	8.0	—	—	—	8.0
Repurchases of common stock	(0.3)	—	—	—	—	(52.8)	(52.8)
Balance, November 30, 2021	35.1	0.5	1,004.6	2,893.2	(108.9)	(1,716.5)	2,072.9
Net income	—	—	—	75.3	—	—	75.3
Other comprehensive income	—	—	—	—	6.0	—	6.0
Share-based payment amortization, issuances, and cancellations	—	—	9.4	—	—	—	9.4
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	1.2	—	—	—	1.2
Repurchases of common stock	(0.3)	—	—	—	—	(56.3)	(56.3)
Balance, February 28, 2022	34.8	$0.5	$1,015.6	$2,963.9	$(102.9)	$(1,772.8)	$2,104.3
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	February 28, 2023	August 31, 2022
Current deferred revenues	$15.7	$11.4
Non-current deferred revenues	51.0	53.1
Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the six months ended February 28, 2023 totaled $6.5 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are generally expected to be satisfied within one year from February 28, 2023 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
ABL:
Independent sales network	$635.3	$614.3	$1,309.0	$1,251.1
Direct sales network	94.7	83.2	201.1	173.2
Retail sales	50.4	42.7	100.3	89.6
Corporate accounts	54.0	53.6	103.1	90.6
OEM and other	56.4	69.3	124.4	142.2
Total ABL	890.8	863.1	1,837.9	1,746.7
ISG	58.2	50.0	115.0	96.4
Eliminations	(5.4)	(4.0)	(11.4)	(7.9)
Total	$943.6	$909.1	$1,941.5	$1,835.2

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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Share-based payment expense	$11.3	$10.0	$22.0	$17.6
We recognized excess tax benefits of $1.7 million and $4.4 million related to share-based payment awards during the six months ended February 28, 2023 and 2022, respectively.
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

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Service cost	$1.2	$1.2	$2.3	$2.4
Interest cost	2.3	1.6	4.5	3.1
Expected return on plan assets	(2.4)	(3.5)	(4.8)	(6.9)
Amortization of prior service cost	0.6	0.7	1.3	1.4
Recognized actuarial loss	0.7	0.9	1.5	1.8
Net periodic pension cost	$2.4	$0.9	$4.8	$1.8
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
During the first quarter of fiscal 2023, we recognized $6.9 million within Special charges on the Consolidated Statements of Comprehensive Income primarily for impairments of operating lease right-of-use assets for $4.3 million associated with our previously owned Sunoptics prismatic skylights business that were not transferred in connection with the sale. We additionally recognized associate severance and other costs totaling $2.6 million primarily in connection with the Sunoptics divestiture.
We recognized no special charges during the second quarter of fiscal 2023.

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net income	$83.2	$75.3	$158.1	$162.9
Basic weighted average shares outstanding	32.048	34.964	32.178	35.007
Common stock equivalents	0.338	0.400	0.367	0.437
Diluted weighted average shares outstanding	32.386	35.364	32.545	35.444
Basic earnings per share(1)	$2.60	$2.16	$4.91	$4.65
Diluted earnings per share(1)	$2.57	$2.13	$4.86	$4.60
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
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended			Six Months Ended
	February 28, 2023		February 28, 2022	February 28, 2023		February 28, 2022
Stock options	0.1		0.1	0.1		0.1
Performance stock awards	—	*	—	—	*	—
Restricted stock awards	0.1		0.1	0.1		0.1
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive loss before reclassifications	(2.6)	—	(2.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	2.1	2.1
Net current period other comprehensive (loss) income	(2.6)	2.1	(0.5)
Balance at February 28, 2023	$(76.1)	$(50.2)	$(126.3)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive loss before reclassifications	(7.1)	—	(7.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	2.4	2.4
Net current period other comprehensive (loss) income	(7.1)	2.4	(4.7)
Balance at February 28, 2022	$(47.3)	$(55.6)	$(102.9)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	February 28, 2023			February 28, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.1)	$—	$(1.1)	$4.8	$—	$4.8
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.6	(0.1)	0.5	0.7	(0.2)	0.5
Actuarial losses	0.7	(0.2)	0.5	0.9	(0.2)	0.7
Total defined benefit pension plans, net	1.3	(0.3)	1.0	1.6	(0.4)	1.2
Other comprehensive (loss) income	$0.2	$(0.3)	$(0.1)	$6.4	$(0.4)	$6.0

	Six Months Ended
	February 28, 2023			February 28, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(2.6)	$—	$(2.6)	$(7.1)	$—	$(7.1)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	1.3	(0.3)	1.0	1.4	(0.4)	1.0
Actuarial losses	1.5	(0.4)	1.1	1.8	(0.4)	1.4
Total defined benefit pension plans, net	2.8	(0.7)	2.1	3.2	(0.8)	2.4
Other comprehensive loss	$0.2	$(0.7)	$(0.5)	$(3.9)	$(0.8)	$(4.7)
Note 19 — Segment Information
We report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Beginning in fiscal 2023, we now allocate special charges to operating segment information presented to the chief operating decision maker on a prospective basis. Special charges during the six months ended February 28, 2023 of $6.9 million pertained to the ABL segment. We recorded no special charges during the three months ended February 28, 2023 or during fiscal 2022.
The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended February 28, 2023
Net sales	$890.8	$58.2	$—	$(5.4)	$943.6
Operating profit (loss)	123.6	6.3	(18.4)	—	111.5
Depreciation and amortization	18.2	3.5	0.3	—	22.0

Three Months Ended February 28, 2022
Net sales	$863.1	$50.0	$—	$(4.0)	$909.1
Operating profit (loss)	116.5	1.2	(15.4)	—	102.3
Depreciation and amortization	19.8	3.6	0.2	—	23.6

Six Months Ended February 28, 2023
Net sales	$1,837.9	$115.0	$—	$(11.4)	$1,941.5
Operating profit (loss)	241.7	14.0	(35.3)	—	220.4
Depreciation and amortization	40.9	7.0	0.6	—	48.5

Six Months Ended February 28, 2022
Net sales	$1,746.7	$96.4	$—	$(7.9)	$1,835.2
Operating profit (loss)	244.6	3.2	(30.4)	—	217.4
Depreciation and amortization	40.2	7.2	0.5	—	47.9
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operating profit - ABL	$123.6	$116.5	$241.7	$244.6
Operating profit - ISG	6.3	1.2	14.0	3.2
Unallocated corporate amounts	(18.4)	(15.4)	(35.3)	(30.4)
Operating profit	111.5	102.3	220.4	217.4
Interest expense, net	5.7	6.0	12.3	11.9
Miscellaneous (income) expense, net	(3.7)	(1.9)	5.4	(1.6)
Income before income taxes	$109.5	$98.2	$202.7	$207.1

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of February 28, 2023 and for the three and six months ended February 28, 2023 and 2022. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2022 (“Form 10-K”).
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
Several factors may impact our financial condition, results of operations, and cash flows for the remainder of fiscal 2023 and future fiscal periods, including continued uncertainty of general economic conditions that may impact our key end markets; the impact of future inflation or disruptions in financial and banking markets; component shortages; disruptions in the global supply chain; seasonality; global pandemics; and the impact of any acquisitions and/or divestitures, among other reasons. As such, our financial performance for the three and six months ended February 28, 2023 is not necessarily indicative of the results to be expected for the remainder of fiscal 2023 and future periods.
The COVID-19 pandemic has resulted in intermittent worldwide government restrictions on the movement of people, goods, and services resulting in increased volatility in and disruptions to global markets and has had an adverse impact on our results of operations. We remain committed to prioritizing the health and well-being of our employees (“associates”) and their families and ensuring that we operate effectively. We have implemented various health and safety policies and processes at our facilities in the United States, Mexico, Canada, and other locations as permitted by law. Although we have implemented significant measures to mitigate further spread of the virus, our associates, customers, suppliers, and contractors may continue to experience disruptions to business activities due to potential further government-mandated or voluntary shutdowns, general economic conditions, or other negative impacts of the COVID-19 pandemic.
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
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations, as well as various sources of financing. Our ability to generate sufficient cash flows from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases. Sufficient cash flow generation is also critical to fund our operations in the short and long terms and to maintain compliance with covenants contained in our financing agreements.
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
Cash
Our cash position at February 28, 2023 was $339.0 million, an increase of $115.8 million from August 31, 2022. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $306.4 million of cash flows from operating activities during the six months ended February 28, 2023, compared with $127.3 million in the prior-year period, an increase of $179.1 million. This increase was due primarily to increased cash collections from customers and fewer inventory purchases during the current period, partially offset by the timing of payments for purchases on account.
We elected to defer certain employer payroll taxes as allowable under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) signed into law on March 27, 2020. We paid half of these deferrals in December 2021 and the other half in December 2022.
Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of the terms of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) as well as the terms of our $600.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”).
At February 28, 2023, our outstanding debt balance was $495.3 million, which consisted solely of our Unsecured Notes, compared to our cash position of $339.0 million. We were in compliance with all covenants under our financing arrangements as of February 28, 2023.
At February 28, 2023, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the facility. As of February 28, 2023, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $935.2 million.
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

Summarized Balance Sheet Information	February 28, 2023	August 31, 2022
Current assets	$929.6	$1,056.6
Amounts due from non-guarantor affiliates	311.2	280.2
Non-current assets	1,387.6	1,414.3
Current liabilities	487.8	620.4
Non-current liabilities	819.5	821.0

Summarized Income Statement Information	Six Months Ended February 28, 2023
Net sales	$1,633.3
Gross profit	676.6
Net income	132.7
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.

Investments in Current Business for Growth
We invested $35.6 million and $24.1 million in property, plant, and equipment during the six months ended February 28, 2023 and 2022, respectively. We invested more in fiscal 2023 primarily for investments in new and enhanced information technology, equipment, and tooling.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during the first half of fiscal 2023 or fiscal 2022. The $10.2 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to working capital settlements for fiscal 2021 acquisitions. We sold our Sunoptics prismatic skylights business in November 2022. We recognized a pre-tax loss of $11.2 million on the sale of this business.
Please refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for more information.
Dividends
We paid dividends on our common stock of $8.5 million ($0.26 per share) and $9.3 million ($0.26 per share) during the six months ended February 28, 2023 and 2022, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first six months of fiscal 2023, we repurchased 0.7 million shares of our outstanding common stock for $124.1 million. Total cash outflows for share repurchases during the six months ended February 28, 2023 were $121.7 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of February 28, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.1 million shares.

Results of Operations
Second Quarter of Fiscal 2023 Compared with Second Quarter of Fiscal 2022
The following table sets forth information comparing the components of net income for the three months ended February 28, 2023 and 2022 (in millions except per share data):

	Three Months Ended
	February 28, 2023	February 28, 2022	Increase (Decrease)		Percent Change
Net sales	$943.6	$909.1	$34.5		3.8%
Cost of products sold	536.9	529.8	7.1		1.3%
Gross profit	406.7	379.3	27.4		7.2%
Percent of net sales	43.1%	41.7%	140	bps
Selling, distribution, and administrative expenses	295.2	277.0	18.2		6.6%
Operating profit	111.5	102.3	9.2		9.0%
Percent of net sales	11.8%	11.3%	50	bps
Other expense:
Interest expense, net	5.7	6.0	(0.3)		(5.0)%
Miscellaneous income, net	(3.7)	(1.9)	(1.8)		NM
Total other expense	2.0	4.1	(2.1)		(51.2)%
Income before income taxes	109.5	98.2	11.3		11.5%
Percent of net sales	11.6%	10.8%	80	bps
Income tax expense	26.3	22.9	3.4		14.8%
Effective tax rate	24.0%	23.3%
Net income	$83.2	$75.3	$7.9		10.5%
Diluted earnings per share	$2.57	$2.13	$0.44		20.7%
NM - not meaningful
Net Sales
Net sales for the three months ended February 28, 2023 increased $34.5 million, or 3.8%, to $943.6 million, compared with $909.1 million in the prior-year period. Both our ABL and ISG segments benefited from recent price increases. Changes in foreign currency rates and the divestiture from our Sunoptics prismatic skylight business did not have a meaningful impact on net sales for the second quarter of fiscal 2023.
Gross Profit
Gross profit for the second quarter of fiscal 2023 increased $27.4 million, or 7.2%, to $406.7 million, compared with $379.3 million in the prior-year period, and gross profit margin increased 140 basis points to 43.1% from 41.7% compared with the prior-year period. Our gross profit increased compared with the prior year as price increases more than offset material, labor, and other cost escalations.
Operating Profit
Selling, distribution, and administrative expenses ("SD&A") expenses for the three months ended February 28, 2023 were $295.2 million, compared with $277.0 million in the prior-year period, an increase of $18.2 million, or 6.6%. The increase in SD&A expenses was due primarily to higher commissions associated with higher sales and higher associate-related costs.
Operating profit for the second quarter of fiscal 2023 was $111.5 million (11.8% of net sales), compared with $102.3 million (11.3% of net sales) for the prior-year period, an increase of $9.2 million, or 9.0%. The increase in operating profit was due primarily to the increase in gross profit, partially offset by higher commissions and associate-related costs.

Interest Expense, net
Interest expense, net, was $5.7 million and $6.0 million for the second quarter of fiscal 2023 and 2022, respectively. The decrease in net interest expense was due to changes in investing rates compared to the prior year, partially offset by changes in average short-term borrowings outstanding.
Miscellaneous Income, net
Miscellaneous income, net consists of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous income of $3.7 million and $1.9 million for the second quarter of fiscal 2023 and 2022, respectively. This year-over-year increase is due primarily to favorable foreign currency transaction gains, partially offset by an increase in net pension cost.
Income Taxes and Net Income
Our effective income tax rate was 24.0% and 23.3% for the second quarter of fiscal 2023 and 2022, respectively.
Net income for the second quarter of fiscal 2023 increased $7.9 million, or 10.5%, to $83.2 million, from $75.3 million reported for the prior-year period. The increase in net income was due primarily to increased operating profit. Diluted earnings per share for the three months ended February 28, 2023 increased $0.44, or 20.7%, to $2.57 compared with diluted earnings per share of $2.13 for the prior-year period. This increase reflects higher net income and lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended February 28, 2023 and 2022 (in millions):

	Three Months Ended
	February 28, 2023	February 28, 2022	Increase (Decrease)	Percent Change
ABL:
Net sales	$890.8	$863.1	$27.7	3.2%
Operating profit	123.6	116.5	7.1	6.1%
Operating profit margin	13.9%	13.5%	40	bps

ISG:
Net sales	$58.2	$50.0	$8.2	16.4%
Operating profit	6.3	1.2	5.1	425.0%
Operating profit margin	10.8%	2.4%	840	bps
ABL net sales for the three months ended February 28, 2023 increased $27.7 million, or 3.2%, to $890.8 million, compared with $863.1 million in the prior-year period. Sales within the ABL segment benefited from recent price increases.
Operating profit for ABL was $123.6 million (13.9% of ABL net sales) for the three months ended February 28, 2023, compared with $116.5 million (13.5% of ABL net sales) in the prior-year period, an increase of $7.1 million. The increase in operating profit was due primarily to the fall through of increased profitability on higher sales, partially offset by higher commission rates and associate-related costs.
ISG net sales for the three months ended February 28, 2023 increased $8.2 million, or 16.4%, to $58.2 million, compared with $50.0 million in the prior-year period, driven primarily by price increases as well as increased demand for building management controls. ISG operating profit was $6.3 million for the three months ended February 28, 2023, compared with $1.2 million in the prior-year period, an increase of $5.1 million. This increase was due primarily to contributions from higher sales, partially offset by increased associate-related costs.

First Six Months of Fiscal 2023 Compared with First Six Months of Fiscal 2022
The following table sets forth information comparing the components of net income for the six months ended February 28, 2023 and 2022 (in millions except per share data):

	Six Months Ended
	February 28, 2023	February 28, 2022	Increase (Decrease)		Percent Change
Net sales	$1,941.5	$1,835.2	$106.3		5.8%
Cost of products sold	1,118.3	1,070.1	48.2		4.5%
Gross profit	823.2	765.1	58.1		7.6%
Percent of net sales	42.4%	41.7%	70	bps
Selling, distribution, and administrative expenses	595.9	547.7	48.2		8.8%
Special charges	6.9	—	6.9		NM
Operating profit	220.4	217.4	3.0		1.4%
Percent of net sales	11.4%	11.8%	(40)	bps
Other expense:
Interest expense, net	12.3	11.9	0.4		3.4%
Miscellaneous expense (income), net	5.4	(1.6)	7.0		NM
Total other expense	17.7	10.3	7.4		71.8%
Income before income taxes	202.7	207.1	(4.4)		(2.1)%
Percent of net sales	10.4%	11.3%	(90)	bps
Income tax expense	44.6	44.2	0.4		0.9%
Effective tax rate	22.0%	21.3%
Net income	$158.1	$162.9	$(4.8)		(2.9)%
Diluted earnings per share	$4.86	$4.60	$0.26		5.7%
NM - not meaningful

Net Sales
Net sales for the six months ended February 28, 2023 increased $106.3 million, or 5.8%, to $1.94 billion compared with $1.84 billion in the prior-year period. Both our ABL and ISG segments benefited from recent price increases. Changes in foreign currency rates and the divestiture from our Sunoptics prismatic skylight business did not have a meaningful impact on net sales for the first six months of fiscal 2023.
Gross Profit
Gross profit for the six months ended February 28, 2023 increased $58.1 million, or 7.6%, to $823.2 million compared with $765.1 million in the prior-year period. Gross profit margin increased 70 basis points to 42.4% for the six months ended February 28, 2023 compared with 41.7% in the prior-year period. Our gross profit increased compared with the prior year as price increases more than offset material, labor, and other cost escalations.
Operating Profit
SD&A expenses for the six months ended February 28, 2023 were $595.9 million compared with $547.7 million in the prior-year period, an increase of $48.2 million, or 8.8%. The increase in SD&A expense was due primarily to higher commissions associated with higher sales as well as increased associate-related costs.
Additionally, in the first quarter of fiscal 2023 we recorded $4.0 million of accelerated amortization for intangibles associated with certain brands that were discontinued. We also recognized special charges of $6.9 million during the first quarter of fiscal 2023. Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
Operating profit for the first six months of fiscal 2023 was $220.4 million (11.4% of net sales) compared with $217.4 million (11.8% of net sales) for the prior-year period, an increase of $3.0 million, or 1.4%. The increase in operating profit was due primarily to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses, which includes the aforementioned acceleration of amortization and special charges in the first quarter of fiscal 2023. The operating profit margin decrease of 40 bps year over year was due primarily to higher special charges, commission rates, and amortization expense.
Interest Expense, net
Interest expense, net, was $12.3 million and $11.9 million for the six months ended February 28, 2023 and 2022, respectively. The increase in net interest expense was due to changes in average short-term borrowings outstanding, partially offset by increased investing rates compared to the prior year.
Miscellaneous Expense (Income), net
Miscellaneous expense (income), net consists of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $5.4 million for the six months ended February 28, 2023 and net miscellaneous income of $1.6 million for the six months ended February 28, 2022. This year-over-year change was largely due to the $11.2 million loss of the sale of the Sunoptics prismatic skylights business during fiscal 2023 as well as higher net pension cost, partially offset by higher gains on foreign currency-related items compared to the prior year.
The details of the Sunoptics sale are described in the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 22.0% and 21.3% for the six months ended February 28, 2023 and 2022, respectively.
Net income for the first six months of fiscal 2023 decreased $4.8 million, or 2.9%, to $158.1 million from $162.9 million reported for the prior-year period. The decrease in net income resulted primarily from $22.1 million in combined pre-tax losses and special charges recognized from the Sunoptics sale and other restructuring activities as well as accelerated amortization of intangible assets during the first quarter of fiscal 2023. Diluted earnings per share for the six months ended February 28, 2023 increased $0.26 to $4.86 compared with diluted earnings per share of $4.60 for the prior-year period. This increase reflects lower outstanding diluted shares, partially offset by lower net income.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the six months ended February 28, 2023 and 2022 (in millions):

	Six Months Ended
	February 28, 2023	February 28, 2022	Increase (Decrease)	Percent Change
ABL:
Net sales	$1,837.9	$1,746.7	$91.2	5.2%
Operating profit	241.7	244.6	(2.9)	(1.2)%
Operating profit margin	13.2%	14.0%	(80)	bps

ISG:
Net sales	$115.0	$96.4	$18.6	19.3%
Operating profit	14.0	3.2	10.8	337.5%
Operating profit margin	12.2%	3.3%	890	bps
ABL net sales for the six months ended February 28, 2023 increased 5.2% compared with the prior-year period. Sales within the ABL segment benefited from recent price increases.
Operating profit for ABL was $241.7 million (13.2% of ABL net sales) for the six months ended February 28, 2023 compared to $244.6 million (14.0% of ABL net sales) in the prior-year period, a decrease of $2.9 million. The decrease in operating profit was due primarily to the recognition of nonrecurring items in the first quarter of fiscal 2023, including special charges of $6.9 million and acceleration of amortization for definite-lived intangibles related to brands that were discontinued of $4.0 million, as well as increased commission rates. These unfavorable impacts were partially offset by profit realized on increased sales.
ISG net sales for the six months ended February 28, 2023 increased 19.3% compared with the prior-year period primarily driven by price increases as well as strong demand for building management controls. ISG operating profit was $14.0 million for the six months ended February 28, 2023 compared with $3.2 million in the prior-year period, an increase of $10.8 million. This increase was due primarily to contributions from higher sales, partially offset by increased associate-related costs.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2023. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and six months ended February 28, 2023, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a. Risk Factors
The instability of certain financial institutions may have adverse impacts on certain of our vendors and customers and/or on our ability to access our cash deposits, which could negatively impact our cash flows, results of operations, and financial condition.
During fiscal 2023, there have been public reports of instability at certain financial institutions. Although we do not hold material deposits or investments at these financial institutions, and despite the steps taken to date by U.S. and foreign agencies and institutions to protect depositors, the follow-on effects of the events surrounding recent bank failures and pressure on other financial institutions are unknown, could include failures of other financial institutions to which we face direct or indirect exposure, and may lead to significant disruptions to the cash flows, operations and financial condition of our vendors, customers, and/or us. Additionally, tight credit conditions could impair the ability of real estate developers, property owners, and contractors to effectively access capital markets or obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects. The inability of these constituents to borrow money to fund construction and renovation projects may reduce the demand for the Company’s products and services.

Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2022, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of February 28, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.1 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended February 28, 2023:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2022 through 12/31/2022	29,613	$173.97	29,613	2,336,920
1/1/2023 through 1/31/2023	95,743	$178.79	95,743	2,241,177
2/1/2023 through 2/28/2023	125,035	$193.87	125,035	2,116,142
Total	250,391	$185.75	250,391	2,116,142
Item 5.    Other Information
None.

Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(e) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
EXHIBIT 10	(1)	Acuity Brands, Inc. Non-Employee Director Compensation Schedule.	Filed with the Commission as part of this Form 10-Q.
	(2)	Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan (As Amended and Restated effective March 30, 2023).	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 26, 2022, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 4, 2023	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	April 4, 2023	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)