Form 10-Q
period 2023-05-31
ACUITY BRANDS INC
filed 2023-06-29
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023.

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

1170 Peachtree Street, N.E., Suite 1200, Atlanta, Georgia 30309
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
Common stock — $0.01 par value — 31,192,406 shares as of June 26, 2023.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	May 31, 2023	August 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$359.3	$223.2
Accounts receivable, less reserve for doubtful accounts of $1.3 and $1.2, respectively	545.0	665.9
Inventories	400.5	485.7
Prepayments and other current assets	103.6	91.2
Total current assets	1,408.4	1,466.0
Property, plant, and equipment, net	290.4	276.5
Operating lease right-of-use assets	84.8	74.9
Goodwill	1,096.7	1,084.3
Intangible assets, net	504.9	529.2
Deferred income taxes	1.3	1.3
Other long-term assets	52.4	48.0
Total assets	$3,438.9	$3,480.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$344.3	$397.8
Current maturities of debt	—	18.0
Current operating lease liabilities	19.2	15.7
Accrued compensation	83.1	88.0
Other current liabilities	177.6	214.1
Total current liabilities	624.2	733.6
Long-term debt	495.4	495.0
Long-term operating lease liabilities	78.0	67.4
Accrued pension liabilities	41.9	41.4
Deferred income taxes	103.2	102.1
Other long-term liabilities	126.4	128.9
Total liabilities	1,469.1	1,568.4
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,400,920 and 54,241,069 issued, respectively	0.5	0.5
Paid-in capital	1,056.9	1,036.3
Retained earnings	3,426.6	3,176.2
Accumulated other comprehensive loss	(120.0)	(125.8)
Treasury stock, at cost, of 23,055,460 and 21,753,820 shares, respectively	(2,394.2)	(2,175.4)
Total stockholders’ equity	1,969.8	1,911.8
Total liabilities and stockholders’ equity	$3,438.9	$3,480.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net sales	$1,000.3	$1,060.6	$2,941.8	$2,895.8
Cost of products sold	553.0	615.5	1,671.3	1,685.6
Gross profit	447.3	445.1	1,270.5	1,210.2
Selling, distribution, and administrative expenses	304.0	302.4	899.9	850.1
Special charges	—	—	6.9	—
Operating profit	143.3	142.7	363.7	360.1
Other expense:
Interest expense, net	3.9	6.2	16.2	18.1
Miscellaneous expense (income), net	0.7	(1.5)	6.1	(3.1)
Total other expense	4.6	4.7	22.3	15.0
Income before income taxes	138.7	138.0	341.4	345.1
Income tax expense	33.7	32.3	78.3	76.5
Net income	$105.0	$105.7	$263.1	$268.6

Earnings per share(1):
Basic earnings per share	$3.31	$3.10	$8.22	$7.75
Basic weighted average number of shares outstanding	31.682	34.079	32.006	34.659
Diluted earnings per share	$3.28	$3.07	$8.13	$7.66
Diluted weighted average number of shares outstanding	32.011	34.440	32.360	35.067
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income	$105.0	$105.7	$263.1	$268.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	5.2	(1.8)	2.6	(8.9)
Defined benefit plans, net of tax	1.1	1.2	3.2	3.6
Other comprehensive income (loss) items, net of tax	6.3	(0.6)	5.8	(5.3)
Comprehensive income	$111.3	$105.1	$268.9	$263.3
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities:
Net income	$263.1	$268.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	70.4	71.4
Share-based payment expense	32.4	27.5
Gain on sale of property, plant, and equipment	—	(2.3)
Asset impairment	4.3	1.7
Loss on sale of a business	11.2	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	123.9	(27.2)
Inventories	82.6	(174.5)
Prepayments and other current assets	(9.6)	(38.3)
Accounts payable	(53.4)	58.9
Other	(53.4)	(20.1)
Net cash provided by operating activities	471.5	165.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(48.0)	(38.0)
Proceeds from sale of property, plant, and equipment	—	8.9
Acquisition of businesses, net of cash acquired	(35.4)	(12.2)
Other investing activities	7.0	(1.9)
Net cash used for investing activities	(76.4)	(43.2)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	(18.0)	122.0
Repurchases of common stock	(216.2)	(403.5)
Proceeds from stock option exercises and other	2.1	10.6
Payments of taxes withheld on net settlement of equity awards	(13.9)	(8.0)
Dividends paid	(12.7)	(13.7)
Net cash used for financing activities	(258.7)	(292.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.0)
Net change in cash and cash equivalents	136.1	(173.1)
Cash and cash equivalents at beginning of period	223.2	491.3
Cash and cash equivalents at end of period	$359.3	$318.2
Supplemental cash flow information:
Income taxes paid during the period	$83.8	$80.8
Interest paid during the period	$22.3	$19.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”), we design, manufacture, and bring to market products and services that make a valuable difference in people's lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and location-aware applications.
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
ISG Segment
ISG delivers products and services that make spaces smarter, safer, and greener. ISG offers a building management platform and location-aware applications. Our building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”), lighting, shades, refrigeration, and building access that deliver end-to-end optimization of those building systems. Our Atrius® intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our Atrius® software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities through both software and hardware updates. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to Atrius®, Distech Controls®, and KE2 Therm Solutions®.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2023, our consolidated comprehensive income for the three and nine months ended May 31, 2023 and 2022, and our consolidated cash flows for the nine months ended May 31, 2023 and 2022. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2022 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2022 (File No. 001-16583) (“Form 10-K”).
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Historically, with certain exceptions, we have experienced our highest sales in the last two quarters of each fiscal year due to these factors. We do not expect the remainder of fiscal 2023 to follow this historical trend.
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
Note 3 — Acquisitions and Divestitures
Acquisitions
On May 15, 2023, using cash on hand, we acquired all of the equity interests of KE2 Therm Solutions, Inc. ("KE2 Therm"). KE2 Therm develops and provides intelligent refrigeration control solutions that deliver the precision of digital controls to promote safety, efficiency, and reliability, while delivering cost savings to the customer. This acquisition is intended to expand ISG's technology and controls product portfolio and reach new customers.
There were no acquisitions during fiscal 2022. The $12.2 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to fiscal 2021 acquisitions primarily for working capital settlements.
Accounting for Acquisitions
We accounted for the acquisition of KE2 Therm in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values, and acquisition-related costs were expensed as incurred. The aggregate purchase price of these acquisitions reflects preliminary goodwill within the ISG segment of $15.2 million, which is not expected to be deductible for tax purposes. The goodwill is primarily comprised of expected benefits related to expanding ISG's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of KE2 Therm with our operations.
We additionally recorded preliminary intangible assets of $18.0 million, which reflect estimates for definite-lived intangibles with a preliminary estimated weighted average useful life of approximately 15 years. Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise as we continue to gather information related to the identification and valuation of acquired assets and liabilities including, but not limited to, intangible assets, tax-related items, and final net working capital adjustments, if any.
The operating results of KE2 Therm have been included in our financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.

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
Note 4 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2023
Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-08, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, or our fiscal 2024, with early adoption permitted, including in an interim period. We early adopted ASU 2021-08 as of May 15, 2023 on a prospective basis as permitted by the standard and applied its provisions to the acquisition of KE2 Therm. This standard did not have a material effect on the KE2 Therm acquisition or our financial condition, results of operations, or cash flows.
Accounting Standards Yet to Be Adopted
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”)
In March 2023, the FASB issued ASU 2023-02, which expands the permitted use of the proportional amortization method of accounting for certain tax-related investments if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, or our fiscal 2025, with early adoption permitted, including in an interim period. As of May 15, 2023, we do not hold any qualifying investments. Therefore, we do not expect ASU 2023-02 to have a material impact on our financial condition, results of operations, or cash flows.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Instruments Recorded at Fair Value
We used quoted market prices to determine the fair value of Level 1 assets and liabilities. Our cash and cash equivalents (Level 1), which are required to be carried at fair value and measured on a recurring basis, were $359.3 million and $223.2 million as of May 31, 2023 and August 31, 2022, respectively.
We hold a small number of strategic investments totaling $9.5 million and $11.9 million as of May 31, 2023 and August 31, 2022, respectively. These investments are primarily equity instruments in privately-held entities over which we do not exercise significant influence or control. We generally account for these investments at fair value on a recurring basis; however, most of these investments do not have readily determinable fair value. We have elected the practical expedient in ASC Topic 321, Investments—Equity Securities, to measure such investments at cost less any impairment adjusted for observable price changes, if any. As such, these investments are excluded from the fair value hierarchy.
During the second quarter of fiscal 2023, we received cash for the cancellation of one of these strategic investments, whose underlying company was acquired by a third party. We also received preferred equity in the third party that is carried at fair value on a recurring basis and is accounted for under ASC 320, Investments—Debt Securities using discounted cash flows based on rates of similar instruments (Level 2).
Changes in the fair values of these financial instruments during the three and nine months ended May 31, 2023 and 2022 were not material to our financial condition, results of operations, or cash flows.
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
Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $401.4 million and $399.2 million as of May 31, 2023 and August 31, 2022, respectively. We had no short-term borrowings and $18.0 million of short-term borrowings outstanding under our revolving credit facility as of May 31, 2023 and August 31, 2022, respectively. These borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values, which are equal to the face amounts, of these instruments approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	May 31, 2023	August 31, 2022
Raw materials, supplies, and work in process (1)	$231.0	$252.6
Finished goods	199.9	264.0
Inventories excluding reserves	430.9	516.6
Less: Reserves	(30.4)	(30.9)
Total inventories	$400.5	$485.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	May 31, 2023	August 31, 2022
Land	$22.7	$22.0
Buildings and leasehold improvements	207.6	202.3
Machinery and equipment	710.2	667.6
Total property, plant, and equipment, at cost	940.5	891.9
Less: Accumulated depreciation and amortization	(650.1)	(615.4)
Property, plant, and equipment, net	$290.4	$276.5
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
We recorded amortization expense for definite-lived intangible assets of $9.2 million and $10.2 million during the three months ended May 31, 2023 and 2022, respectively, and $32.1 million and $30.8 million during the nine months ended May 31, 2023 and 2022, respectively. Amortization expense is generally recorded on a straight-line basis.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the expected amortization expense for the next five fiscal years as of the date presented (in millions):

Fiscal Year	May 31, 2023
2023	$41.9
2024	38.1
2025	30.6
2026	27.9
2027	26.4
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance as of August 31, 2022	$1,014.2	$70.1	$1,084.3
Provisional amounts from acquired businesses	—	15.2	15.2
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	(0.2)	(1.9)	(2.1)
Balance as of May 31, 2023	$1,013.3	$83.4	$1,096.7

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Adjustments to provisional amounts from acquired businesses	0.6	—	0.6
Foreign currency translation adjustments	(4.3)	(0.1)	(4.4)
Balance as of May 31, 2022	$1,018.5	$72.4	$1,090.9
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	May 31, 2023	August 31, 2022
Customer incentive programs(1)	$23.8	$40.7
Refunds to customers(1)	25.2	28.0
Current deferred revenues(1)	12.9	11.4
Sales commissions	31.1	41.9
Freight costs	16.0	22.8
Warranty and recall costs(2)	26.5	22.4
Tax-related items(3)	5.5	13.9
Interest on long-term debt(4)	5.0	2.3
Other	31.6	30.7
Total other current liabilities	$177.6	$214.1
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings at May 31, 2023 and $18.0 million in short-term borrowings at August 31, 2022 outstanding under the Revolving Credit Facility.
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
We were in compliance with all covenants under the Credit Agreement as of May 31, 2023. At May 31, 2023, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance programs.
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
The following table summarizes the components of interest expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Interest expense	$6.3	$6.6	$21.8	$19.2
Interest income	(2.4)	(0.4)	(5.6)	(1.1)
Interest expense, net	$3.9	$6.2	$16.2	$18.1

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2023, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below as well as the dismissal of the shareholder derivative complaint as previously disclosed.
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
Estimated liabilities for product warranty and recall costs are included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Nine Months Ended
	May 31, 2023	May 31, 2022
Beginning balance	$27.3	$20.3
Warranty and recall costs	36.1	21.4
Payments and other deductions	(32.2)	(21.3)
Ending balance	$31.2	$20.4
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Plaintiffs recently filed a notice of voluntary dismissal without prejudice, and we continue to prepare our response strategy to any forthcoming claims.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2022	32.5	$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8
Net income	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	(0.4)	—	(0.4)
Share-based payment amortization, issuances, and cancellations	0.2	—	(1.8)	—	—	—	(1.8)
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.3)	—	—	(4.3)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.5)	—	—	—	—	(77.6)	(77.6)
Balance, November 30, 2022	32.2	0.5	1,035.4	3,246.8	(126.2)	(2,253.0)	1,903.5
Net income	—	—	—	83.2	—	—	83.2
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Share-based payment amortization, issuances, and cancellations	—	—	10.9	—	—	—	10.9
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.2)	—	—	(4.2)
Stock options exercised	—	—	0.5	—	—	—	0.5
Repurchases of common stock	(0.2)	—	—	—	—	(46.5)	(46.5)
Balance, February 28, 2023	32.0	0.5	1,047.1	3,325.8	(126.3)	(2,299.5)	1,947.6
Net income	—	—	—	105.0	—	—	105.0
Other comprehensive income	—	—	—	—	6.3	—	6.3
Share-based payment amortization, issuances, and cancellations	—	—	9.4	—	—	—	9.4
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.2)	—	—	(4.2)
Repurchases of common stock	(0.6)	—	—	—	—	(94.7)	(94.7)
Balance, May 31, 2023	31.4	$0.5	$1,056.9	$3,426.6	$(120.0)	$(2,394.2)	$1,969.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	87.6	—	—	87.6
Other comprehensive loss	—	—	—	—	(10.7)	—	(10.7)
Share-based payment amortization, issuances, and cancellations	0.1	—	0.4	—	—	—	0.4
Employee stock purchase plan issuances	—	—	0.6	—	—	—	0.6
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	0.1	—	8.0	—	—	—	8.0
Repurchases of common stock	(0.3)	—	—	—	—	(52.8)	(52.8)
Balance, November 30, 2021	35.1	0.5	1,004.6	2,893.2	(108.9)	(1,716.5)	2,072.9
Net income	—	—	—	75.3	—	—	75.3
Other comprehensive income	—	—	—	—	6.0	—	6.0
Share-based payment amortization, issuances, and cancellations	—	—	9.4	—	—	—	9.4
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	1.2	—	—	—	1.2
Repurchases of common stock	(0.3)	—	—	—	—	(56.3)	(56.3)
Balance, February 28, 2022	34.8	0.5	1,015.6	2,963.9	(102.9)	(1,772.8)	2,104.3
Net income	—	—	—	105.7	—	—	105.7
Other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Share-based payment amortization, issuances, and cancellations	—	—	9.2	—	—	—	9.2
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.4)	—	—	(4.4)
Repurchases of common stock	(1.7)	—	—	—	—	(296.0)	(296.0)
Balance, May 31, 2022	33.1	$0.5	$1,025.2	$3,065.2	$(103.5)	$(2,068.8)	$1,918.6
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the periods presented (in millions):

	May 31, 2023	August 31, 2022
Current deferred revenues	$12.9	$11.4
Non-current deferred revenues	49.2	53.1
Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2023 totaled $9.0 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are generally expected to be satisfied within one year from May 31, 2023 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
ABL:
Independent sales network	$686.0	$725.9	$1,995.0	$1,977.0
Direct sales network	103.9	96.1	305.0	269.3
Retail sales	48.0	44.7	148.3	134.3
Corporate accounts	44.4	59.1	147.5	149.7
OEM and other	58.4	82.6	182.8	224.8
Total ABL	940.7	1,008.4	2,778.6	2,755.1
ISG	65.8	58.3	180.8	154.7
Eliminations	(6.2)	(6.1)	(17.6)	(14.0)
Total	$1,000.3	$1,060.6	$2,941.8	$2,895.8
Note 14 — Share-based Payments
We account for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors over the related requisite service period, including restricted stock, performance stock units, and stock options (all part of our equity incentive plan), as well as stock units representing certain deferrals into our director deferred compensation plan or our supplemental deferred savings plan.
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Share-based payment expense	$10.4	$9.9	$32.4	$27.5

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recognized excess tax benefits of $1.7 million and $4.6 million related to share-based payment awards during the nine months ended May 31, 2023 and 2022, respectively.
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

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Service cost	$1.1	$1.3	$3.4	$3.7
Interest cost	2.2	1.5	6.7	4.6
Expected return on plan assets	(2.3)	(3.5)	(7.1)	(10.4)
Amortization of prior service cost	0.7	0.7	2.0	2.1
Recognized actuarial loss	0.8	0.8	2.3	2.6
Net periodic pension cost	$2.5	$0.8	$7.3	$2.6
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
We recognized no special charges during the second or third quarter of fiscal 2023.

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$105.0	$105.7	$263.1	$268.6
Basic weighted average shares outstanding	31.682	34.079	32.006	34.659
Common stock equivalents	0.329	0.361	0.354	0.408
Diluted weighted average shares outstanding	32.011	34.440	32.360	35.067
Basic earnings per share(1)	$3.31	$3.10	$8.22	$7.75
Diluted earnings per share(1)	$3.28	$3.07	$8.13	$7.66
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
The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023		May 31, 2022
Stock options	0.1	0.1	0.1		0.1
Performance stock awards	—	—	—	*	—
Restricted stock awards	0.1	0.1	0.1		0.1
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive income (loss) net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive income before reclassifications	2.6	—	2.6
Amounts reclassified from accumulated other comprehensive income (1)	—	3.2	3.2
Net current period other comprehensive income	2.6	3.2	5.8
Balance at May 31, 2023	$(70.9)	$(49.1)	$(120.0)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive loss before reclassifications	(8.9)	—	(8.9)
Amounts reclassified from accumulated other comprehensive income (1)	—	3.6	3.6
Net current period other comprehensive (loss) income	(8.9)	3.6	(5.3)
Balance at May 31, 2022	$(49.1)	$(54.4)	$(103.5)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	May 31, 2023			May 31, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$5.2	$—	$5.2	$(1.8)	$—	$(1.8)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	0.7	(0.2)	0.5	0.7	(0.1)	0.6
Actuarial losses	0.8	(0.2)	0.6	0.8	(0.2)	0.6
Total defined benefit pension plans, net	1.5	(0.4)	1.1	1.5	(0.3)	1.2
Other comprehensive income (loss)	$6.7	$(0.4)	$6.3	$(0.3)	$(0.3)	$(0.6)

	Nine Months Ended
	May 31, 2023			May 31, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$2.6	$—	$2.6	$(8.9)	$—	$(8.9)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	2.0	(0.5)	1.5	2.1	(0.5)	1.6
Actuarial losses	2.3	(0.6)	1.7	2.6	(0.6)	2.0
Total defined benefit pension plans, net	4.3	(1.1)	3.2	4.7	(1.1)	3.6
Other comprehensive income (loss)	$6.9	$(1.1)	$5.8	$(4.2)	$(1.1)	$(5.3)
Note 19 — Segment Information
We report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to our segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Beginning in fiscal 2023, we now allocate special charges to operating segment information presented to the chief operating decision maker on a prospective basis. Special charges during the nine months ended May 31, 2023 of $6.9 million pertained to the ABL segment. We recorded no special charges during the three months ended May 31, 2023 or during fiscal 2022.
The following table presents financial information by operating segment for the periods presented (in millions):

	ABL	ISG	Corporate	Eliminations(1)	Total
Three Months Ended May 31, 2023
Net sales	$940.7	$65.8	$—	$(6.2)	$1,000.3
Operating profit (loss)	150.0	8.6	(15.3)	—	143.3
Depreciation and amortization	18.1	3.5	0.3	—	21.9

Three Months Ended May 31, 2022
Net sales	$1,008.4	$58.3	$—	$(6.1)	$1,060.6
Operating profit (loss)	149.6	9.2	(16.1)	—	142.7
Depreciation and amortization	19.6	3.6	0.3	—	23.5

Nine Months Ended May 31, 2023
Net sales	$2,778.6	$180.8	$—	$(17.6)	$2,941.8
Operating profit (loss)	391.7	22.7	(50.7)	—	363.7
Depreciation and amortization	58.9	10.5	1.0	—	70.4

Nine Months Ended May 31, 2022
Net sales	$2,755.1	$154.7	$—	$(14.0)	$2,895.8
Operating profit (loss)	394.2	12.4	(46.5)	—	360.1
Depreciation and amortization	59.8	10.8	0.8	—	71.4
____________________________
(1) This column represents intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Operating profit - ABL	$150.0	$149.6	$391.7	$394.2
Operating profit - ISG	8.6	9.2	22.7	12.4
Unallocated corporate amounts	(15.3)	(16.1)	(50.7)	(46.5)
Operating profit	143.3	142.7	363.7	360.1
Interest expense, net	3.9	6.2	16.2	18.1
Miscellaneous expense (income), net	0.7	(1.5)	6.1	(3.1)
Income before income taxes	$138.7	$138.0	$341.4	$345.1

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of May 31, 2023 and for the three and nine months ended May 31, 2023 and 2022. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2022 (“Form 10-K”).
Overview
Company
We are a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Lighting Controls (“ABL”) and the Intelligent Spaces Group (“ISG”), we design, manufacture, and bring to market products and services that make a valuable difference in people's lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and location-aware applications.
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Historically, with certain exceptions, we have experienced our highest sales in the last two quarters of each fiscal year due to these factors. We do not expect the remainder of fiscal 2023 to follow this historical trend.
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
Cash
Our cash position at May 31, 2023 was $359.3 million, an increase of $136.1 million from August 31, 2022. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.

We generated $471.5 million of cash flows from operating activities during the nine months ended May 31, 2023, compared with $165.7 million in the prior-year period, an increase of $305.8 million. This increase was due primarily to increased cash collections from customers and fewer inventory purchases during the current period, partially offset by the timing of payments for purchases on account.
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
At May 31, 2023, our outstanding debt balance was $495.4 million, which consisted solely of our Unsecured Notes, compared to our cash position of $359.3 million. We were in compliance with all covenants under our financing arrangements as of May 31, 2023.
At May 31, 2023, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the facility. As of May 31, 2023, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $955.5 million.
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

Summarized Balance Sheet Information	May 31, 2023	August 31, 2022
Current assets	$1,028.2	$1,056.6
Amounts due from non-guarantor affiliates	322.7	280.2
Non-current assets	1,386.4	1,414.3
Current liabilities	514.1	620.4
Non-current liabilities	815.6	821.0

Summarized Income Statement Information	Nine Months Ended May 31, 2023
Net sales	$2,472.7
Gross profit	1,063.2
Net income	241.2
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $48.0 million and $38.0 million in property, plant, and equipment during the nine months ended May 31, 2023 and 2022, respectively. We invested more in fiscal 2023 primarily for investments in new and enhanced equipment, facility improvements, and information technology.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. On May 15, 2023, using cash on hand, we acquired all of the equity interests of KE2 Therm Solutions, Inc. (“KE2 Therm”). KE2 Therm develops and provides intelligent refrigeration control solutions that deliver the precision of digital controls to promote safety, efficiency, and reliability, while delivering cost savings to the customer. This acquisition is intended to expand ISG's technology and controls product portfolio and reach new customers.
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
Dividends
We paid dividends on our common stock of $12.7 million ($0.39 per share) and $13.7 million ($0.39 per share) during the nine months ended May 31, 2023 and 2022, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first nine months of fiscal 2023, we repurchased 1.3 million shares of our outstanding common stock for $218.8 million. Total cash outflows for share repurchases during the nine months ended May 31, 2023 were $216.2 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of May 31, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 1.5 million shares.

Results of Operations
Third Quarter of Fiscal 2023 Compared with Third Quarter of Fiscal 2022
The following table sets forth information comparing the components of net income for the three months ended May 31, 2023 and 2022 (in millions except per share data):

	Three Months Ended
	May 31, 2023	May 31, 2022	Increase (Decrease)		Percent Change
Net sales	$1,000.3	$1,060.6	$(60.3)		(5.7)%
Cost of products sold	553.0	615.5	(62.5)		(10.2)%
Gross profit	447.3	445.1	2.2		0.5%
Percent of net sales	44.7%	42.0%	270	bps
Selling, distribution, and administrative expenses	304.0	302.4	1.6		0.5%
Operating profit	143.3	142.7	0.6		0.4%
Percent of net sales	14.3%	13.5%	80	bps
Other expense:
Interest expense, net	3.9	6.2	(2.3)		(37.1)%
Miscellaneous expense (income), net	0.7	(1.5)	2.2		NM
Total other expense	4.6	4.7	(0.1)		(2.1)%
Income before income taxes	138.7	138.0	0.7		0.5%
Percent of net sales	13.9%	13.0%	90	bps
Income tax expense	33.7	32.3	1.4		4.3%
Effective tax rate	24.3%	23.4%
Net income	$105.0	$105.7	$(0.7)		(0.7)%
Diluted earnings per share	$3.28	$3.07	$0.21		6.8%
NM - not meaningful
Net Sales
Net sales for the three months ended May 31, 2023 decreased $60.3 million, or 5.7%, to $1.0 billion, compared with $1.1 billion in the prior-year period due to declines in sales within our ABL segment, partially offset by higher sales within our ISG segment. Changes in foreign currency rates, the divestiture from our Sunoptics prismatic skylight business, and the acquisition of KE2 Therm did not have meaningful impacts on net sales for the third quarter of fiscal 2023.
Gross Profit
Gross profit for the third quarter of fiscal 2023 increased $2.2 million, or 0.5%, to $447.3 million, compared with $445.1 million in the prior-year period, and gross profit margin increased 270 basis points to 44.7% from 42.0% compared with the prior-year period. Our gross profit increased compared with the prior year as price increases as well as favorable material and freight costs were partially offset by labor and other cost escalations.
Operating Profit
Selling, distribution, and administrative expenses ("SD&A") expenses for the three months ended May 31, 2023 were $304.0 million, compared with $302.4 million in the prior-year period, an increase of $1.6 million, or 0.5%. The increase in SD&A expenses was due primarily to higher employee-related costs.
Operating profit for the third quarter of fiscal 2023 was $143.3 million (14.3% of net sales), compared with $142.7 million (13.5% of net sales) for the prior-year period, an increase of $0.6 million, or 0.4%. The increase in operating profit was due to the increase in gross profit, partially offset by higher SD&A expenses.

Interest Expense, net
Interest expense, net, was $3.9 million and $6.2 million for the third quarter of fiscal 2023 and 2022, respectively. The decrease in net interest expense was due to changes in investing rates compared to the prior year as well as changes in average short-term borrowings outstanding.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $0.7 million and net miscellaneous income $1.5 million for the third quarter of fiscal 2023 and 2022, respectively. This year-over-year increase in net miscellaneous expense is due primarily to an increase in net pension cost and, to a lesser extent, unfavorable foreign currency transaction net gains and losses.
Income Taxes and Net Income
Our effective income tax rate was 24.3% and 23.4% for the third quarter of fiscal 2023 and 2022, respectively.
Net income for the third quarter of fiscal 2023 decreased $0.7 million, or 0.7%, to $105.0 million, from $105.7 million reported for the prior-year period. Diluted earnings per share for the three months ended May 31, 2023 increased $0.21, or 6.8%, to $3.28 compared with diluted earnings per share of $3.07 for the prior-year period. This increase reflects lower outstanding diluted shares, partially offset by lower net income.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended May 31, 2023 and 2022 (in millions):

	Three Months Ended
	May 31, 2023	May 31, 2022	Increase (Decrease)	Percent Change
ABL:
Net sales	$940.7	$1,008.4	$(67.7)	(6.7)%
Operating profit	150.0	149.6	0.4	0.3%
Operating profit margin	15.9%	14.8%	110	bps

ISG:
Net sales	$65.8	$58.3	$7.5	12.9%
Operating profit	8.6	9.2	(0.6)	(6.5)%
Operating profit margin	13.1%	15.8%	(270)	bps
ABL net sales for the three months ended May 31, 2023 decreased $67.7 million, or 6.7%, to $940.7 million, compared with $1.0 billion in the prior-year period. Sales within the ABL segment decreased due to lower net sales within the independent sales network, the OEM and other, and corporate accounts channels, partially offset by increased net sales in our direct sales network and retail sales channels.
Operating profit for ABL was $150.0 million (15.9% of ABL net sales) for the three months ended May 31, 2023, compared with $149.6 million (14.8% of ABL net sales) in the prior-year period, an increase of $0.4 million. The increase in operating profit was due primarily to improved profitability on lower sales, partially offset by increased employee-related costs.
ISG net sales for the three months ended May 31, 2023 increased $7.5 million, or 12.9%, to $65.8 million, compared with $58.3 million in the prior-year period. Sales within the ISG segment increased due to price increases as well as favorable product mix. ISG operating profit was $8.6 million for the three months ended May 31, 2023, compared with $9.2 million in the prior-year period, a decrease of $0.6 million. This decrease was due primarily to increased employee-related costs, partially offset by contributions from higher sales.

First Nine Months of Fiscal 2023 Compared with First Nine Months of Fiscal 2022
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2023 and 2022 (in millions except per share data):

	Nine Months Ended
	May 31, 2023	May 31, 2022	Increase (Decrease)		Percent Change
Net sales	$2,941.8	$2,895.8	$46.0		1.6%
Cost of products sold	1,671.3	1,685.6	(14.3)		(0.8)%
Gross profit	1,270.5	1,210.2	60.3		5.0%
Percent of net sales	43.2%	41.8%	140	bps
Selling, distribution, and administrative expenses	899.9	850.1	49.8		5.9%
Special charges	6.9	—	6.9		NM
Operating profit	363.7	360.1	3.6		1.0%
Percent of net sales	12.4%	12.4%	—	bps
Other expense:
Interest expense, net	16.2	18.1	(1.9)		(10.5)%
Miscellaneous expense (income), net	6.1	(3.1)	9.2		NM
Total other expense	22.3	15.0	7.3		48.7%
Income before income taxes	341.4	345.1	(3.7)		(1.1)%
Percent of net sales	11.6%	11.9%	(30)	bps
Income tax expense	78.3	76.5	1.8		2.4%
Effective tax rate	22.9%	22.2%
Net income	$263.1	$268.6	$(5.5)		(2.0)%
Diluted earnings per share	$8.13	$7.66	$0.47		6.1%
NM - not meaningful

Net Sales
Net sales for the nine months ended May 31, 2023 increased $46.0 million, or 1.6%, to $2.94 billion compared with $2.90 billion in the prior-year period. Both our ABL and ISG segments benefited from recent price increases. Changes in foreign currency rates, the divestiture from our Sunoptics prismatic skylight business, and the acquisition of KE2 Therm did not have a meaningful impact on net sales for the first nine months of fiscal 2023.
Gross Profit
Gross profit for the nine months ended May 31, 2023 increased $60.3 million, or 5.0%, to $1.3 billion compared with $1.2 billion in the prior-year period. Gross profit margin increased 140 basis points to 43.2% for the nine months ended May 31, 2023 compared with 41.8% in the prior-year period. Our gross profit increased compared with the prior year as price increases more than offset materials, labor, and other cost escalations.
Operating Profit
SD&A expenses for the nine months ended May 31, 2023 were $899.9 million compared with $850.1 million in the prior-year period, an increase of $49.8 million, or 5.9%. The increase in SD&A expense was due primarily to higher commissions associated with higher sales as well as higher employee-related costs.
Additionally, in the first quarter of fiscal 2023 we recorded $4.0 million of accelerated amortization for intangibles associated with certain brands that were discontinued. We also recognized special charges of $6.9 million during the first quarter of fiscal 2023. Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
Operating profit for the first nine months of fiscal 2023 was $363.7 million (12.4% of net sales) compared with $360.1 million (12.4% of net sales) for the prior-year period, an increase of $3.6 million, or 1.0%. The increase in operating profit was due primarily to higher gross profit associated with the increase in sales, partially offset by higher SD&A expenses, which includes the aforementioned acceleration of amortization and special charges in the first quarter of fiscal 2023.
Interest Expense, net
Interest expense, net, was $16.2 million and $18.1 million for the nine months ended May 31, 2023 and 2022, respectively. The decrease in net interest expense was due to increased investing rates compared to the prior year, partially offset by changes in average short-term borrowings outstanding.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $6.1 million for the nine months ended May 31, 2023 and net miscellaneous income of $3.1 million for the nine months ended May 31, 2022. This year-over-year change was largely due to the $11.2 million loss of the sale of the Sunoptics prismatic skylights business during fiscal 2023 as well as higher net pension cost, partially offset by higher gains on foreign currency-related items compared to the prior year.
The details of the Sunoptics sale are described in the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 22.9% and 22.2% for the nine months ended May 31, 2023 and 2022, respectively.
Net income for the first nine months of fiscal 2023 decreased $5.5 million, or 2.0%, to $263.1 million from $268.6 million reported for the prior-year period. The decrease in net income resulted primarily from $22.1 million in combined pre-tax losses and special charges recognized from the Sunoptics sale and other restructuring activities as well as accelerated amortization of intangible assets during the first quarter of fiscal 2023, partially offset by the fall through of higher sales. Diluted earnings per share for the nine months ended May 31, 2023 increased $0.47 to $8.13 compared with diluted earnings per share of $7.66 for the prior-year period. This increase reflects lower outstanding diluted shares, partially offset by lower net income.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the nine months ended May 31, 2023 and 2022 (in millions):

	Nine Months Ended
	May 31, 2023	May 31, 2022	Increase (Decrease)	Percent Change
ABL:
Net sales	$2,778.6	$2,755.1	$23.5	0.9%
Operating profit	391.7	394.2	(2.5)	(0.6)%
Operating profit margin	14.1%	14.3%	(20)	bps

ISG:
Net sales	$180.8	$154.7	$26.1	16.9%
Operating profit	22.7	12.4	10.3	83.1%
Operating profit margin	12.6%	8.0%	460	bps
ABL net sales for the nine months ended May 31, 2023 increased 0.9% compared with the prior-year period due primarily to higher net sales within the independent sales network, direct sales network, and retail sales channels, partially offset by declines in our OEM and other channel.
Operating profit for ABL was $391.7 million (14.1% of ABL net sales) for the nine months ended May 31, 2023 compared to $394.2 million (14.3% of ABL net sales) in the prior-year period, a decrease of $2.5 million. The decrease in operating profit was due primarily to the recognition of nonrecurring items in the first quarter of fiscal 2023, including special charges of $6.9 million and acceleration of amortization for definite-lived intangibles related to brands that were discontinued of $4.0 million, as well as increased commission rates. These unfavorable impacts were partially offset by profit realized on increased sales.
ISG net sales for the nine months ended May 31, 2023 increased 16.9% compared with the prior-year period primarily driven by price increases as well as strong demand for building management controls. ISG operating profit was $22.7 million for the nine months ended May 31, 2023 compared with $12.4 million in the prior-year period, an increase of $10.3 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee-related costs.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2023. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and nine months ended May 31, 2023, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2022, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of May 31, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 1.5 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended May 31, 2023:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/1/2023 through 3/31/2023	78,885	$187.15	78,885	2,037,257
4/1/2023 through 4/30/2023	221,091	$160.78	221,091	1,816,166
5/1/2023 through 5/31/2023	279,640	$158.92	279,640	1,536,526
Total	579,616	$163.47	579,616	1,536,526
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
ACUITY BRANDS, INC.

Date:	June 29, 2023	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	June 29, 2023	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)