Form 10-K
period 2023-08-31
ACUITY BRANDS INC
filed 2023-10-26
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $193.96 as quoted on the New York Stock Exchange on February 28, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4.1 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,947,789 shares as of October 20, 2023.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2023 Annual Meeting of Stockholders

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
ABL Segment
Our ABL strategy is to increase product vitality, improve service levels, use technology to improve and differentiate both our products and our services, and drive productivity. ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IndyTM, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and Sensor SwitchTM.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. Our customers are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and an internally-managed truck fleet.
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
ISG Segment
Our ISG strategy is to make spaces smarter, safer, and greener by connecting the edge to the cloud. ISG offers building management solutions and building management software. Our building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”); lighting; shades; refrigeration; and building access that deliver end-to-end optimization of those building systems. Our intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to, Atrius®, Distech Controls®, and KE2 Therm Solutions®.
Manufacturing and Distribution
We operate eighteen manufacturing facilities, including six facilities in the United States, seven facilities in Mexico, two facilities in Europe, and three in Canada. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2023 by significant geographic region.

	Manufactured	Purchased	Total
United States	15%	7%	22%
Mexico	57%	—%	57%
Asia	—%	15%	15%
Others	6%	—%	6%
Total	78%	22%	100%
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
During fiscal 2023, net sales initiated outside of the U.S. represented approximately 14% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product service or significant improvement to an existing product or service. We invest in product vitality, including enhancement of existing offerings, with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications and capabilities to enhance data analytics offerings for building performance, enterprise operations, and personal experiences. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but the amounts do not include all new product development costs. For fiscal 2023, 2022, and 2021, R&D expenses totaled $97.1 million, $95.1 million, and $88.3 million, respectively.
Industry Overview
Our addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; lighting controls; HVAC controls; refrigeration; and building technology controls, software, and systems.
We operate in highly competitive industries that are affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, employment levels, credit availability, interest rates and inflation, building costs, freight, construction-related labor availability, building occupancy rates, imports and trade, energy costs, freight costs, tariffs, commodity costs, and commodity availability. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available, though internal estimates based on third-party data estimate the size of the markets to be about the same. Non-residential construction spending on commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting and building solutions. Demand for our residential lighting products is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
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

Competition
We experience competition based on numerous factors, including product vitality, service capabilities, price, brand name recognition, product quality, product and system design, energy efficiency, and customer relationships. The markets for lighting and building management solutions are competitive and continue to evolve through acquisition and consolidation activities. Existing and new entrants continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants. Additionally, the market for artificial intelligence and software solutions is active with a wide range of competitors, from existing large companies to startup organizations. Certain global and more diversified manufacturers may provide a broader product offering utilizing electrical, lighting, and building technology products and services as well as pricing benefits from the bundling of various offerings. In addition, there are competitors, including Asian importers, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies.
Regulations
We are subject to various federal, state, and local laws and regulations that impose increasingly complex, stringent and costly compliance activities. These laws and regulations include but are not limited to, the Clean Air Act and the Toxic Substances Control Act; the Clean Water Act; the Safe Harbor data privacy program between the U.S. and European Union; the United States-Mexico-Canada-Free Trade Agreement (“USMCA”); regulations from the Occupational Safety and Health Administration agency; the European Union’s General Data Protection Regulation; California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964 and other federal and state labor and employment laws and regulations; the U.S. Foreign Corrupt Practices Act (the “FCPA”); and the U.K. Bribery Act.
On an ongoing basis, we allocate resources, including investments in capital and operating costs, to comply with laws and regulations. We do not currently believe that the costs of complying with government regulations have a material impact on our financial condition, results of operations, or cash flows. However, we may be affected by current or future standards, laws, or regulations, including those imposed in response to energy, substances in or components in or used in the manufacturing of our products, climate change, product functionality, geopolitics, corporate social responsibility, employee health and safety, privacy, or similar concerns. These standards, laws, and regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and services. They may also place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or may impact the willingness of certain investors to own our shares. See Part I. Item 1a. Risk Factors for additional information.
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
We do not currently engage in significant commodity hedging transactions for raw materials, though we have and will continue to commit to purchase certain materials generally for a period of up to 12 months. We monitor and investigate alternative suppliers and materials based on numerous attributes including, but not limited to, quality, service, and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness, quality, and availability of our products and services may result in a reduction in the number of our suppliers.
Intellectual Property
We own or have licenses to use various domestic and foreign patents, trademarks, and other intellectual property related to our products, processes, and businesses. These intellectual property rights are important factors for our businesses. We rely on copyright, patent, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. As of August 31, 2023, we had approximately 1,600 total patent assets including issued United States and foreign patents as well as pending United States and foreign patent applications. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.

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
Human Capital
We employed approximately 12,200 associates at August 31, 2023 of which approximately 3,600 were employed in the United States and approximately 7,700 were employed in Mexico. Our remaining associates were employed in other international locations including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements in place or in process cover approximately 1,300 and 6,500 associates in the United States and Mexico, respectively. Arrangements related to approximately 400 associates in the United States will expire within the next fiscal year. Arrangements for approximately 6,500 associates in Mexico will expire within the next fiscal year, primarily due to annual negotiations of union contracts. We believe that we have strong relationships with both our unionized and non-unionized associates.
Growth and Development
A key pillar to attract, develop, and retain top talent is our focus on the growth and development of our associates. In fiscal 2023, we remained focused on development through development plans for associates, training opportunities, and other activities. Our performance management and other processes are intended to align associate aspirations, interests, performance, and experiences with the talent needs that enable the business. Managers and associates conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an associate development culture.
Investing in the development of our associates is part of our operating system and correlates to our preparedness to meet current and future strategic priorities of the business. In fiscal 2023, we continued a management effectiveness series focused on coaching to performance, which we offered through in-person events. We also provide a digital platform with learning content and resources to help associates expand their knowledge, skills, and abilities through self-directed learning initiatives. We provide self-learning resources to help associates expand their lighting, controls, and building management technical knowledge through Acuity Academy and other resources.
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
Diversity, Equity, and Inclusion
We believe that diversity, equity, and inclusion are important factors in our ongoing success. Our goal is to ensure that all associates feel valued, respected, and accepted for their contributions regardless of their race, sex, religion, ethnicity, age, gender identity, disabilities, national origin, sexual orientation, or other unique characteristics. To promote diversity in the workplace, we sponsor a diversity, equity, and inclusion council that is responsible for setting our diversity strategy and initiatives, many resulting from associate feedback. Our diversity, equity, and inclusion council consists of members of management as well as key human resource process leaders and leaders from our various employee resource groups. We currently have five employee resource groups: Mind Matters; Minorities Amplifying Growth, Inclusion, and Community (“MAGIC”); People Respecting Identity, Diversity, and Equity (“PRIDE”); the Women’s Network; and the Veterans Network. These groups are designed to embrace, celebrate, and recognize the power of diversity.

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
Environmental Sustainability
We save energy and help reduce carbon emissions through our lighting, lighting controls, and building management solutions by replacing older technologies, and we drive innovation and performance across our business to minimize our impact on the environment. We also seek to use raw materials more efficiently and to operate our own facilities in a more intelligent, environmentally-friendly manner. We have extended the capabilities of our energy data management software to help enable users to track and report their full carbon footprint. We regularly communicate progress on our environmental commitments as part of our EarthLIGHT sustainability program.
Information Concerning Acuity Brands
Acuity Brands, Inc. was incorporated in 2001 under the laws of the State of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports) and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link under the “Financials” heading within the “For Investors” section on our website, located at www.acuitybrands.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
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
We utilize a variety of raw materials and components in our production process including steel, aluminum, lamps, certain rare earth materials, microchips, light emitting diodes (“LED”), LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based byproducts, natural gas, and copper. We also source certain finished goods externally. During early fiscal 2023, supply chain disruptions for certain components, including, notably, microchips and electronics, have resulted in higher prices for significant commodities, including oil and steel, as well as increased warehousing, freight, and container costs, which have negatively impacted our business. Although these disruptions have subsided from their peaks, future disruptions in the supply chain and shortages could affect our ability to procure components for our products on a timely basis, or at all, or could require us to commit to increased purchases and provide longer lead times to secure critical components by entering into longer term guaranteed supply agreements. Alternatively, supply chain disruptions and shortages could require us to rely on relatively high-cost spot market purchases for certain materials or products.
Future increases in our costs could negatively impact our profitability as there can be no assurance that future price increases will be successfully passed through to customers. Disruptions in the supply chain could also negatively impact us. We generally source our goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis, results in sole-source supplier situations.
Our competitors supply certain of those items, and those competitors may, for various strategic reasons, choose to cease selling to us. In addition, our ongoing efforts to improve the effectiveness of our supply chain could result in a reduction in the number of our suppliers, and in turn, increased risk associated with reliance on a single or a limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may result in additional price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, we are dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
In addition, the labor market for skilled manufacturing remains tight, and our labor costs have increased as a result, particularly in the U.S. and Mexico.
Our results may be adversely affected by market and competitive pricing.
Aggressive pricing actions by competitors may affect our ability to manage the price/cost relationship to achieve desired revenue growth and profitability levels. Potential decreased demand for our products resulting from factors including uncertainty in the global economy, the current inflationary environment, rising interest rates, and a potential global recession may influence competitor pricing. Additionally, dynamic pricing models may not cover our rising costs. Even if we were able to increase prices to cover our costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if costs were to decline, the marketplace may not allow us to hold prices at their current levels.

Innovations of new products and services may not yield desired returns.
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
General business, political, and economic conditions, including the strength of the construction and renovation market, political events, or other factors may affect demand for our products and services.
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
Decreased construction and renovation spending and consumer demand for our products and services, along with rising commodity costs may materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, current uncertain economic conditions, including economic slowdowns, supply chain disruptions, and a potential global recession, could adversely affect our ability to access the capital and other financial markets, and may require us to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counter-parties to make payments to us, on a timely basis or at all.
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
In addition, there are new competitors, including small startup companies and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies. These competitors may vertically integrate and begin offering total solution packages that directly compete with our offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage, either through internal development or acquisitions, over us by offering broader and more integrated solutions utilizing electrical, lighting, controls, building automation solutions, and data analytics, and small startup companies may offer more localized product sales and support services within individual regions.
We may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of net sales during fiscal 2023, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by external disruptions to our operations.
The breakdown of equipment or other events, including, but not limited to, labor disputes, strikes, workplace violence, public health crises, pandemics and epidemics (such as the recent COVID-19, or similar or related, pandemics or endemics), climate change, brown outs and other power outages, earthquakes, fires, explosions, terrorism, adverse weather conditions, water scarcity, cyber-attacks, civil disruptions, or catastrophic events such as war or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 57% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production or delay opening a facility due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. Further, these types of events may negatively impact residential, commercial, and industrial spending, including construction and renovation spending as well as consumer spending on our products, in impacted regions or, depending on the severity, globally. As a result, any of such events could adversely impact us. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintain insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Current global conflicts, such as the those between Russia and Ukraine as well as within the Middle East, have created substantial uncertainty in the global economy, including sanctions and penalties imposed on certain countries from several governments. While we do not have operations in these locations and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.
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
We and certain of our third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, trade secrets, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our customers', suppliers', or other third-party's confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer or employee information, it could cause significant damage to our reputation, affect relationships with our customers, employees, and other counterparties, lead to claims against us, which may result in the payment of fines, penalties, and costs, and ultimately harm our business. In addition, we may be required to incur significant costs, or regulatory fines, penalties, or intervention, to protect against damage caused by these disruptions or security breaches in the future.
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
We employed approximately 12,200 people as of August 31, 2023, approximately 8,600 of whom are employed in international locations. As such, we have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 65% of our workforce. Collective bargaining agreements representing approximately 57% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
Our success is also dependent upon our ability to attract, retain, and motivate a qualified and diverse workforce, and there can be no assurance that we will be able to do so, particularly during times of increased labor costs or labor shortages. We rely upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. We have experienced intense competition for qualified and capable personnel in key markets and with key skills, and we cannot provide assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating, and retaining personnel in the future. In addition, our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due to sustained labor shortages in part and are subject to inflationary pressures on employee wages and salaries, which may increase labor costs. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. An inability to attract and retain a sufficient number of employees could adversely impact our ability to execute key operational functions.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including: defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of subcontractors and suppliers and our own systems. As we expand our service and solutions offerings, reliance on the technical infrastructure to provide services to customers will increase. If we fail to appropriately manage and secure the technical infrastructure required, customers could experience service outages or delays in implementation of services. If we are unable to manage and mitigate these risks, we could incur liabilities and other losses.
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
We source certain components and approximately 15% of our finished goods from Asia, a significant portion of which are subject to import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We could be adversely affected to the extent we are unable to mitigate the impacts of the tariffs.
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
There has been, and may continue to be, an increasing focus from U.S. and foreign government agencies, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social and governance (“ESG”) matters. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibilities do not align with their ESG criteria. In addition, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely affect our reputation, business, financial performance, and growth.
We may, from time to time, communicate certain initiatives, targets, and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG matters. These initiatives, targets, and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure thereof. Further, statements about our ESG initiatives, targets, and goals, and progress against those targets and goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, as well as assumptions, estimates and climate scenarios that are subject to change in the future. In addition, we could be criticized or subject to litigation for the scope or nature of such initiatives, targets, or goals, or for any revisions to such targets or goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail, or are perceived to fail, to achieve progress with respect to our ESG targets or goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected.
We have begun to incorporate artificial intelligence capabilities in our product offerings, and challenges with properly managing the use of artificial intelligence and machine learning could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations, financial condition, and/or cash flows.
We have begun incorporating artificial intelligence (“AI”) capabilities into certain product offerings. These features may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition, and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents. Any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business.
Risks Related to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws, and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
We are subject to various foreign and domestic federal, state, and local laws and regulations that include but are not limited to, the Clean Air Act and the Toxic Substances Control Act; the Clean Water Act; the Safe Harbor data privacy program between the U.S. and European Union; the United States-Mexico-Canada-Free Trade Agreement (“USMCA”); regulations from the Occupational Safety and Health Administration agency; the European Union’s General Data Protection Regulation; California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964 and other federal and state labor and employment laws and regulations; the U.S. Foreign Corrupt Practices Act (the “FCPA”); and the U.K. Bribery Act. The laws and regulations impacting us impose increasingly complex, stringent, and costly compliance activities.
Concerns regarding climate change may also lead to significant legislative and regulatory responses, including efforts to limit greenhouse gas (“GHG”) emissions. The United States Environmental Protection Agency (“EPA”) has implemented regulations that require reporting of GHG emissions or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states and other jurisdictions have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting, and/or regional GHG cap-and-trade programs. It is uncertain whether, when, and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol, and in February 2021, the U.S. rejoined the Paris Agreement.
In addition, permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. Environmental laws and regulations have generally become stricter in recent years, and certain federal, state, and local governments domestically and internationally, have enacted, or are considering enacting, new laws and regulations, including those governing raw material composition, carbon dioxide and other air emissions, end-of-life product dispositions, energy efficiency, and certain additional disclosure obligations related to the above.
We may be affected by those or other future standards, laws, or regulations, including those imposed in response to energy, climate change, our carbon footprint, product functionality, geopolitical, corporate social responsibility, or similar concerns. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of or other impacts of our products or operations, customers may choose more energy efficient or sustainable alternatives. These standards, laws, or regulations may also impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and may place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares. In addition, we may be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. At the same time, certain actions that we may take in our efforts to address ESG concerns may be challenged as being inconsistent or prohibited by various federal, state or local laws and regulations. It is uncertain what laws, rules or regulations may be enacted, or how courts may interpret them in the future, and therefore we cannot predict the potential impact such laws or regulations may have on our future financial condition, results of operations, and cash flows. The laws and regulations regarding ESG disclosures and requirements are also rapidly evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
It is uncertain what laws will be enacted, and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations, and cash flows. The laws and regulations regarding ESG disclosures and requirements are also rapidly evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
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
We may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and we do not maintain insurance for such recall events. Many of our products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. We have increasingly manufactured certain of those components and products in our own facilities. We have previously initiated product recalls as a result of potentially faulty components, assembly, installation, design, and packaging of our products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products we developed that incorporate technologies, such as LED, generally provide for more extensive warranty protection, which may result in higher costs if warranty claims on these products are higher than historical amounts. We may also be liable if the use or failure of any of our products cause harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light emitted by our products, or any other personal injury or property damage, and we could suffer losses from a significant product liability judgment against us in excess of our insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products, even if such costs or liabilities are covered under supplier warranty obligations. A significant product recall, warranty claim, or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.
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
Concerns regarding climate change may lead to significant legislative and regulatory responses, including efforts to limit GHG emissions. The EPA has implemented regulations that require reporting of GHG emissions or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting, and/or regional GHG cap-and-trade programs. It is uncertain whether, when, and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol, and in February 2021, the U.S. rejoined the Paris Accord. These and other existing or potential international initiatives and regulations could affect our international operations. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. It is uncertain what laws will be enacted, and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations, and cash flows.
In addition, investors and stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards evolve, our failure to sufficiently respond to these evolving standards and expectations may cause us to suffer from reputational damage, and our business or financial condition could be adversely affected. The laws and regulations regarding ESG disclosures and requirements are also rapidly evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
Tax liabilities due in the jurisdictions in which we operate may exceed anticipated amounts.
Our operations are subject to income tax, sales tax, value-added tax (“VAT”), excise tax, property tax, and other taxes and assessments at federal, state, local, and international levels. Our consolidated tax obligation is driven largely by our corporate structure as well as domestic and international intercompany arrangements. We operate in several jurisdictions, including but not limited to, the United States, Mexico, Canada, and Europe. Certain jurisdictions may aggressively interpret their laws, regulations, and policies in an effort to raise additional tax revenue, and international tax authorities may seek to assert extraterritorial taxing rights on our transactions or operations.
We have previously been subject to domestic and international tax audits by taxing authorities of the jurisdictions which we operate, and we may be subject to additional such audits in the future. While our previous audits resulted in no significant findings, and we believe we continue to be in compliance with relevant tax laws, tax authorities may challenge or disagree with certain positions or methodologies in calculating our tax positions An unfavorable interpretation or outcome could increase our worldwide effective tax rate, result in additional tax obligations owed, impact the amount of recoverable VAT, and/or increase excise taxes owed, which could have an adverse impact on our financial position, results of operations, and/or cash flows.
Further, tax laws and regulations in domestic and international jurisdictions are often extremely complex and subject to varying interpretations and may require us to make judgments and estimates about our provisions, including with respect to certain transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded, which could have a material impact on our financial position, results of operations, and/or cash flows.
Additionally, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws, regulations, policies, or decisions in the United States or in the other jurisdictions in which we operate.
Risks Related to Financial Matters
The market price and trading volume of our shares may be volatile.
The market price of our common shares could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions. Our performance could be different than analyst expectations or issued guidance, causing a decline in our stock price. To the extent that other large companies within our industry experience declines in share price, our share price may decline as well. In addition, we may discontinue or reduce dividend payments and may discontinue or suspend our share repurchase program based on several factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board of Directors may deem relevant. Any modification or suspension of dividends and any suspension or termination of our share repurchase program could cause our stock price to decline.
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
Our business and operations are subject to interest rate risks, and changes in interest rates can reduce demand for our products and increase borrowing costs.
Rising interest rates could have a negative effect on overall economic activity, and could impair the ability of real estate developers, property owners, and contractors to obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects and a resulting decrease in demand for our products and services. Rising interest rates could also impair our customers’ ability to repay obligations to us. Additionally, rising interest rates may increase our cost of capital, which could have material adverse effects on our financial condition and cash flows.
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

Item 1b.Unresolved Staff Comments.
None.

Item 1c.Cybersecurity.
Not applicable.

Item 2.Properties.
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories by which reportable segment, Acuity Brands Lighting and Lighting Controls (“ABL”) or the Intelligent Spaces Group (“ISG”), the facility primarily benefits as of August 31, 2023:

	ABL		ISG		Corporate	Total
Nature of Facilities	Owned	Leased	Owned	Leased	Leased	Owned	Leased
Manufacturing facilities	10	5	2	1	—	12	6
Warehouses	—	1	—	—	—	—	1
Distribution centers	2	6	—	—	—	2	6
Offices	5	10	—	3	1	5	14
Total	17	22	2	4	1	19	27

The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2023:

	United States	Mexico	Europe	Canada	Total
ABL:
Owned	4	5	1	—	10
Leased	1	2	—	2	5
Total	5	7	1	2	15

ISG:
Owned	—	—	1	1	2
Leased	1	—	—	—	1
Total	1	—	1	1	3
We believe that our properties are well maintained and in good operating condition and that our properties are suitable and adequate for our present needs. Initiatives related to enhancing global operations may result in the future consolidation of certain facilities.

Item 3.Legal Proceedings.
See the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our legal proceedings.

Item 4.Mine Safety Disclosures.
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 20, 2023, there were 1,785 stockholders of record.
The timing, declaration, and payment of future dividends to holders of our common stock will depend upon many factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition, and other factors that our Board of Directors may deem relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 24, 2024, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
On March 31, 2022, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of August 31, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 1.2 million shares. The following table summarizes share repurchase activity by month for the quarter ended August 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/1/2023 through 6/30/2023	129,774	$163.44	129,774	1,406,752
7/1/2023 through 7/31/2023	75,027	$167.12	75,027	1,331,725
8/1/2023 through 8/31/2023	101,935	$164.33	101,935	1,229,790
Total	306,736	$164.64	306,736	1,229,790

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2023, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones U.S. Electrical Components & Equipment Index,
and the Dow Jones U.S. Building Materials & Fixtures Index

250
200
150
100
50
0
Aug-18
Aug-19
Aug-20
Aug-21
Aug-22
Aug-23
Acuity Brands, Inc.
S&P Midcap 400 Index
Dow Jones U.S. Electrical Components & Equipment Index
Dow Jones U.S. Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2018 in stock or index, including reinvestment of dividends.

	Aug-18	Aug-19	Aug-20	Aug-21	Aug-22	Aug-23

Acuity Brands, Inc.	$100	$82	$72	$122	$109	$108
S&P Midcap 400 Index	100	94	98	141	127	140
Dow Jones U.S. Electrical Components & Equipment Index	100	90	104	150	133	161
Dow Jones U.S. Building Materials & Fixtures Index	100	111	130	206	162	205
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries for the fiscal years ended August 31, 2023 and 2022. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.
A discussion of the year ended August 31, 2022 compared to the year ended August 31, 2021 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 26, 2022.

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
Our significant contractual cash requirements as of August 31, 2023 primarily include principal and interest on our unsecured notes, accounts payable, accrued employee compensation, and operating lease liabilities. We had no borrowings outstanding under our credit agreement as of August 31, 2023. Further details on our borrowings and operating lease liabilities are outlined in the Debt and Lines of Credit and Leases footnotes of the Notes to Consolidated Financial Statements, respectively, within this Annual Report on Form 10-K.
Additionally, we incur purchase obligations in the ordinary course of business that are enforceable and legally binding. Contractual purchase obligations subsequent to August 31, 2023 include $302.6 million in fiscal 2024. Contractual purchase obligations beyond fiscal 2024 are not significant.
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
Cash
Our cash position at August 31, 2023 was $397.9 million, an increase of $174.7 million from August 31, 2022. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $578.1 million of cash flows from operating activities during fiscal 2023 compared with $316.3 million in the prior-year period, an increase of $261.8 million. This increase was due primarily to increased cash collections from customers and fewer inventory purchases during the current period, partially offset by the timing of payments for purchases on account.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for discussion of the terms of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) as well as the terms of our $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”).
At August 31, 2023, our outstanding debt balance was $495.6 million, which consisted solely of our Unsecured Notes, compared to our cash position of $397.9 million. We were in compliance with all covenants under our financing arrangements as of August 31, 2023.
At August 31, 2023, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the facility less the outstanding letters of credit of $3.8 million issued under the facility. As of August 31, 2023, our cash on hand combined with the additional borrowing capacity under the revolving credit facility totaled approximately $994.1 million.
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

Summarized Balance Sheet Information	August 31, 2023	August 31, 2022
Current assets	$995.7	$1,056.6
Current assets due from non-guarantor affiliates	326.4	280.2
Non-current assets	1,377.9	1,414.3
Current liabilities	464.2	620.4
Non-current liabilities	785.4	821.0

Summarized Income Statement Information	Year Ended August 31, 2023
Net sales	$3,310.4
Gross profit	1,417.2
Net income	329.7
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $66.7 million and $56.5 million in property, plant, and equipment in fiscal 2023 and 2022, respectively. We invested more in fiscal 2023 primarily on new and enhanced equipment, facility improvements, and information technology.
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

There were no acquisitions or divestitures during fiscal 2022. The $12.9 million of cash outflows in fiscal 2022 reflected in the Consolidated Statements of Cash Flows primarily relate to working capital settlements for fiscal 2021 acquisitions.
Please refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for more information.
Dividends
We paid dividends on our common stock of $16.8 million ($0.52 per share) in fiscal 2023 and $18.1 million ($0.52 per share) in fiscal 2022, indicating a quarterly dividend rate of $0.13 per share. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During fiscal 2023, we repurchased 1.6 million shares of our outstanding common stock for $269.3 million. Total cash outflows for share repurchases during fiscal 2023 were $266.6 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of August 31, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 1.2 million shares.
Results of Operations
The following is a discussion of our results of operations in fiscal 2023 compared to fiscal 2022. A discussion of our fiscal 2022 results of operations compared to fiscal 2021 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 26, 2022.
The following table sets forth information comparing the components of net income for the year ended August 31, 2023 with the year ended August 31, 2022 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2023	2022	(Decrease)		Change
Net sales	$3,952.2	$4,006.1	$(53.9)		(1.3)%
Cost of products sold	2,239.0	2,333.4	(94.4)		(4.0)%
Gross profit	1,713.2	1,672.7	40.5		2.4%
Percent of net sales	43.3%	41.8%	150	bps
Selling, distribution, and administrative expenses	1,212.9	1,163.0	49.9		4.3%
Special charges	26.9	—	26.9		NM
Operating profit	473.4	509.7	(36.3)		(7.1)%
Percent of net sales	12.0%	12.7%	(70)	bps
Other expense:
Interest expense, net	18.9	24.9	(6.0)		(24.1)%
Miscellaneous expense (income), net	7.8	(9.1)	16.9		NM
Total other expense	26.7	15.8	10.9		NM
Income before income taxes	446.7	493.9	(47.2)		(9.6)%
Percent of net sales	11.3%	12.3%	(100)	bps
Income tax expense	100.7	109.9	(9.2)		(8.4)%
Effective tax rate	22.5%	22.3%
Net income	$346.0	$384.0	$(38.0)		(9.9)%
Diluted earnings per share	$10.76	$11.08	$(0.32)		(2.9)%
NM - not meaningful

Net Sales
Net sales of $3.95 billion for the year ended August 31, 2023 decreased by $53.9 million, or 1.3%, compared with the prior-year period due to declines in sales within our ABL segment, partially offset by higher sales within our ISG segment. The divestiture from our Sunoptics prismatic skylight business, the acquisition of KE2 Therm, and changes in foreign currency rates did not have a meaningful impact on net sales for the year ended August 31, 2023.
Gross Profit
Gross profit for the year ended August 31, 2023 increased $40.5 million, or 2.4%, to $1.71 billion compared with $1.67 billion for the prior year, and gross profit margin increased 150 basis points to 43.3% for fiscal 2023 compared with 41.8% in the prior-year period. Our gross profit increased compared with the prior year on lower sales as we strategically managed price. This increase was partially offset by higher labor costs as well as the recognition of a $13.0 million charge resulting from the collectability of a supplier warranty obligation owed to us for components we used in products manufactured and sold between 2017 and 2019.
Operating Profit
Selling, distribution, and administrative expenses of $1.21 billion for the year ended August 31, 2023 increased $49.9 million, or 4.3%, compared with the prior year. This increase was due primarily to higher employee-related costs and higher commissions.
We also recognized special charges of $26.9 million during fiscal year 2023. Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for further details.
Operating profit for fiscal 2023 was $473.4 million compared with $509.7 million reported for the prior-year period, a decrease of $36.3 million, or 7.1%. The decrease in operating profit for fiscal 2023 compared with fiscal 2022 was due to the recognition of special charges in fiscal 2023 as well as increased operating expenses, partially offset by an increase in gross profit.
Interest Expense, net
Interest expense, net, was $18.9 million and $24.9 million for the years ended August 31, 2023 and 2022, respectively. The decrease in net interest expense was due to increased investing rates on our interest-bearing cash cash equivalents. compared to the prior year, partially offset by changes in average short-term borrowings outstanding.
Miscellaneous Expense (Income), net
Miscellaneous expense (income), net consists of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $7.8 million in fiscal 2023 compared with net miscellaneous income of $9.1 million in fiscal 2022. This year-over-year change was due primarily to the recognition of an $11.2 million loss on the sale of our Sunoptics prismatic skylights business in fiscal 2023 and an impairment charge of $2.5 million for one unconsolidated equity investment, as well as higher pension cost. These amounts were partially offset by higher gains on foreign currency-related items compared to the prior year.
The details of the Sunoptics sale are described in the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements. The details of the equity investment impairment charge are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 22.5% and 22.3% for the years ended August 31, 2023 and 2022, respectively. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for fiscal 2023 decreased $38.0 million, or 9.9%, to $346.0 million from $384.0 million reported for the prior year. The decrease in net income resulted primarily from a decrease in operating profit compared to the prior-year period.

Diluted earnings per share for fiscal 2023 was $10.76 compared with $11.08 for the prior-year period, a decrease of $0.32, or 2.9%. This decrease reflects lower net income, partially offset by lower outstanding diluted shares.
Segment Results
The following tables set forth information comparing the operating results of our segments, ABL and ISG, for the year ended August 31, 2023 with the year ended August 31, 2022 (in millions):

	Year Ended August 31,
	2023	2022	Increase (Decrease)	Percent Change
ABL:
Net sales	$3,722.8	$3,810.1	$(87.3)	(2.3)%
Operating profit	509.5	545.6	(36.1)	(6.6)%
Operating profit margin	13.7%	14.3%	(60)	bps

ISG:
Net sales	$252.7	$216.1	$36.6	16.9%
Operating profit	32.1	22.7	$9.4	41.4%
Operating profit margin	12.7%	10.5%	220	bps
ABL net sales for the year ended August 31, 2023 decreased 2.3% compared with the prior-year period due primarily to lower net sales within original equipment manufacturer ("OEM") and other, independent sales network, and corporate accounts channels, partially offset by higher net sales in direct sales network and retail sales channels.

Operating profit for ABL was $509.5 million (13.7% of ABL net sales) for the year ended August 31, 2023 compared to $545.6 million (14.3% of ABL net sales) in the prior-year period, a decrease of $36.1 million. The decrease in operating profit was due primarily to special charges of $25.0 million, the recognition of a $13.0 million charge related to the collectability of a supplier receivable, and lower net sales. These declines were partially offset by our strategic management of price.
ISG net sales for the year ended August 31, 2023 increased 16.9% compared with the prior-year period driven primarily by strong demand for building and heating, ventilation, and air conditioning controls as well as price increases. ISG operating profit was $32.1 million (12.7% of ISG net sales) for the year ended August 31, 2023 compared with $22.7 million (10.5% of ISG net sales) in the prior-year period, an increase of $9.4 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee costs.
Accounting Standards Adopted in Fiscal 2023 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.
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
We currently believe that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable, including our calculations of fiscal 2023 trade name impairment charges described below. However, future differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates or theoretical royalty rates used could require us to record additional non-cash impairment charges to earnings for the write-down in the value of such assets. Such charges could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.
Goodwill
We performed our annual goodwill impairment analyses on the first day of our fiscal fourth quarter (June 1) for each period presented. Goodwill was tested for impairment at the reporting unit level using a combination of discounted future cash flows and relevant market multiples. Our discounted cash flow analyses required significant assumptions about discount rates, short and long-term growth rates, and future profitability. For the tests performed as of June 1, 2023, we utilized estimated discount rates ranging from 11% to 13%. These rates were based on the

Capital Asset Pricing Model, which considers a risk-free interest rate, beta, market risk premium, and size premium to determine an appropriate discount rate for a reporting unit. Short-term growth rates were based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth in our addressable market, and general economic factors such as macroeconomic conditions, credit availability, and interest rates. We calculated the discounted cash flows attributable to our reporting units for a 10-year discrete period with a terminal value and compared this calculation to the discounted cash flows generated over a 40-year period to corroborate the reasonableness of assumptions used. The long-term growth rate used in determining terminal value was estimated at 2.5% and was primarily based on our understanding of projections for expected long-term growth in our addressable market and historical long-term performance.
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
Indefinite-Lived Intangible Assets
We performed our annual indefinite-lived intangible asset impairment analyses on the first day of our fiscal fourth quarter (June 1) for each period presented. As of June 1, 2023, the current fiscal year testing date, we held 13 indefinite-lived intangible assets with an aggregate carrying value of $173.4 million. We utilized significant assumptions to estimate the fair value of these indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). Future cash flows associated with each of our indefinite-lived trade names are calculated by multiplying a theoretical royalty rate a willing third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flows is our current estimate of the fair value of each trade name. This fair value model requires us to make several significant assumptions, including specific estimated future net sales (including short and long-term growth rates), a royalty rate, and a discount rate for each trade name.
Our fiscal 2023 analyses resulted in impairment charges and the determination that certain assets no longer had indefinite lives. As of August 31, 2023, we held eight indefinite-lived intangible assets with an aggregate carrying value of $135.6 million. See the Significant Accounting Policies and Fair Value Measurement footnotes of the Notes to Consolidated Financial Statements for further details regarding the assumptions used and results of our annual impairment tests for the periods presented.
Share-based Payment Expense
We recognize compensation cost for share-based payment transactions in the financial statements under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Restricted stock awards, performance stock awards, stock options, and director stock units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) are valued based on their estimated grant date fair values. Depending on the nature of the grant, an award's fair value is based on the fair value of our common stock on the grant date, a Black-Scholes model, or a Monte Carlo simulation.
We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period, derived service period, or expected performance period. In certain circumstances, such as when a performance award is subject to graded vesting, we apply the accelerated attribution method to recognize compensation cost related to our share-based payment awards. When the actual number of awards earned is based on future performance, we recognize expense when it becomes probable that the performance metric will be satisfied.
Additionally, we estimate forfeitures of all share-based awards at the time of grant. We adjust forfeiture estimates for awards through their vesting dates to recognize compensation cost only for awards that actually vest. Forfeitures are estimated based on historical experience. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for further information on these awards, including assumptions used in estimating the fair value of our awards.

Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years. We accrue for the estimated amount of future warranty costs when the related revenue is recognized. Estimated future warranty costs are primarily based on historical experience of identified warranty claims. Estimated costs related to product warranty and recall costs outside of our historical experience, which could include significant product recalls or formal campaigns soliciting repair or return of a product, are accrued when they are deemed to be probable and can be reasonably estimated. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets based on the timing of receipt of recovery net of any amounts deemed uncollectible.
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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, among other things, statements that describe or relate to the Company’s plans, initiatives, projections, vision, goals, targets, commitments, expectations, objectives, prospects, strategies, or financial outlook, and the assumptions underlying or relating thereto. In some cases, we may use words such as “expect,” “believe,” “intend,” “anticipate,” “estimate,” “forecast,” “indicate,” “project,” “predict,” “plan,” “may,” “will,” “could,” “should,” “would,” “potential,” and words of similar meaning, as well as other words or expressions referencing future events, conditions, or circumstances, to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on our current beliefs, expectations, and assumptions, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, many of which are outside of our control. These risks and uncertainties could cause actual events or results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties are discussed in our filings with the U.S. Securities and Exchange Commission, including this annual report on Form 10-K (including, but not limited to, Part I, Item 1a. Risk Factors), quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. You are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, whether as a result of new information, future events, or otherwise.
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
Interest Rates
Interest rate fluctuations expose variable-rate debt of the organization to changes in interest expense and cash flows. As of August 31, 2023, our long-term debt consisted primarily of fixed-rate senior unsecured notes. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt.

However, a 10% increase in market interest rates at August 31, 2023 would have decreased the estimated fair value of our senior unsecured notes by approximately $14.2 million. As of August 31, 2023, we had no borrowings outstanding on our credit facility. Interest incurred on these borrowings is not significant to our overall results of operations or cash flows. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.
Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Mexico and Canada, where a significant portion of products sold are produced or sourced from the United States, and, to a lesser extent, in Europe. Based on fiscal 2023 performance, a hypothetical depreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would negatively impact operating profit by approximately $11.9 million, while a hypothetical 10% appreciation in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $14.5 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $19.4 million, while a hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profit by approximately $23.7 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2023, the Company’s internal control over financial reporting is effective.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired business of KE2 Therm Solutions, Inc., (“KE2 Therm”), which is included in the Company’s consolidated financial statements as of August 31, 2023 and for the period from the acquisition date of May 15, 2023 through August 31, 2023. As of August 31, 2023, KE2 Therm constituted less than 2% of both the Company’s consolidated assets and stockholders' equity. For the year ended August 31, 2023, KE2 Therm constituted less than 1% of both the Company's net sales and pre-tax income.
Ernst & Young LLP (PCAOB ID: 42), the Company’s independent registered public accounting firm, has issued an audit report on its audit of the Company’s internal control over financial reporting. This report dated October 26, 2023 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe Chairman, President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2023 and 2022, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 26, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Indefinite-Lived Trade Names

Description of the Matter
As explained in Notes 2 and 5 to the consolidated financial statements, the Company tests indefinite-lived trade names for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not indicate that the fair value of the indefinite-lived trade name is below its carrying amount. The Company’s indefinite-lived intangible assets consisted of thirteen trade names with an aggregate carrying value of approximately $173.4 million as of June 1, 2023, the Company’s annual indefinite-lived trade name testing date. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded in the amount equal to the excess. As described in Notes 2 and 5, the Company recognized an impairment charge of approximately $14.0 million for six of these trade names.
Auditing the Company’s impairment tests for indefinite-lived trade names was especially complex due to the judgmental nature of the significant assumptions used in the determination of estimated fair values for trade names. The Company estimates the fair values of trade names using a fair value model based on discounted future cash flows. Significant assumptions used to estimate the value of the trade names included estimated future net sales (including short- and long-term growth rates), discount rates and royalty rates, all of which are forward-looking and could be materially affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment process. This included testing controls over management’s review of the discounted cash flow model, including the significant assumptions described above.
To test the fair values of the Company’s indefinite-lived trade names, our audit procedures included, among others, evaluating the Company’s use of the discounted cash flow model, the completeness and accuracy of the underlying data and the significant assumptions described above. We compared the significant assumptions to current industry, market and economic trends, and the Company’s historical results. For the six trade names that were impaired, we involved our valuation specialists to assist in evaluating the Company’s discounted cash flow model and certain assumptions including the discount rates and royalty rates. In addition, we considered the accuracy of the Company’s historical projections of net sales compared to actual net sales. We also performed a sensitivity analysis to evaluate the potential change in the fair values of the trade names resulting from changes in the significant assumptions.

/s/  Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Atlanta, Georgia
October 26, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired business of KE2 Therm Solutions, Inc. (KE2 Therm), which is included in the 2023 consolidated financial statements of the Company and constituted less than 2% of both the Company’s consolidated assets and stockholders’ equity, as of August 31, 2023 and less than 1% of both net sales and pre-tax income, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KE2 Therm.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2023 and 2022, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2023, and the related notes and our report dated October 26, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
October 26, 2023

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	August 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$397.9	$223.2
Accounts receivable, less reserve for doubtful accounts of $1.3 and $1.2, respectively	555.3	665.9
Inventories	368.5	485.7
Prepayments and other current assets	73.5	91.2
Total current assets	1,395.2	1,466.0
Property, plant, and equipment, net	297.6	276.5
Operating lease right-of-use assets	84.1	74.9
Goodwill	1,097.9	1,084.3
Intangible assets, net	481.2	529.2
Deferred income taxes	3.0	1.3
Other long-term assets	49.5	48.0
Total assets	$3,408.5	$3,480.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285.7	$397.8
Current maturities of debt	—	18.0
Current operating lease liabilities	19.7	15.7
Accrued compensation	103.3	88.0
Other accrued liabilities	186.7	214.1
Total current liabilities	595.4	733.6
Long-term debt	495.6	495.0
Long-term operating lease liabilities	75.5	67.4
Accrued pension liabilities	38.4	41.4
Deferred income taxes	59.0	102.1
Other long-term liabilities	129.2	128.9
Total liabilities	1,393.1	1,568.4
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,411,186 and 54,241,069 issued, respectively	0.5	0.5
Paid-in capital	1,066.8	1,036.3
Retained earnings	3,505.4	3,176.2
Accumulated other comprehensive loss	(112.6)	(125.8)
Treasury stock, at cost — 23,362,196 and 21,753,820 shares, respectively	(2,444.7)	(2,175.4)
Total stockholders’ equity	2,015.4	1,911.8
Total liabilities and stockholders’ equity	$3,408.5	$3,480.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2023	2022	2021
Net sales	$3,952.2	$4,006.1	$3,461.0
Cost of products sold	2,239.0	2,333.4	1,986.0
Gross profit	1,713.2	1,672.7	1,475.0
Selling, distribution, and administrative expenses	1,212.9	1,163.0	1,044.1
Special charges	26.9	—	3.3
Operating profit	473.4	509.7	427.6
Other expense:
Interest expense, net	18.9	24.9	23.2
Miscellaneous expense (income), net	7.8	(9.1)	8.2
Total other expense	26.7	15.8	31.4
Income before income taxes	446.7	493.9	396.2
Income tax expense	100.7	109.9	89.9
Net income	$346.0	$384.0	$306.3

Earnings per share(1):
Basic earnings per share	$10.88	$11.23	$8.44
Basic weighted average number of shares outstanding	31.806	34.182	36.284
Diluted earnings per share	$10.76	$11.08	$8.38
Diluted weighted average number of shares outstanding	32.164	34.645	36.554
Dividends declared per share	$0.52	$0.52	$0.52

Comprehensive income:
Net income	$346.0	$384.0	$306.3
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	8.5	(33.3)	13.3
Defined benefit plans	4.7	5.7	21.2
Other comprehensive income (loss) items, net of tax	13.2	(27.6)	34.5
Comprehensive income	$359.2	$356.4	$340.8
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$346.0	$384.0	$306.3
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	93.2	94.8	100.1
Share-based payment expense	42.0	37.4	32.5
Gain on the sale or disposal of property, plant, and equipment	—	(2.3)	(0.1)
Asset impairments	20.8	1.7	6.0
Loss on sale of a business	11.2	—	—
Deferred income taxes	(47.8)	0.6	(2.7)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	114.6	(99.7)	(68.7)
Inventories	115.2	(83.3)	(35.5)
Prepayments and other current assets	21.4	(17.6)	(18.2)
Accounts payable	(110.5)	2.6	65.5
Other	(28.0)	(1.9)	23.5
Net cash provided by operating activities	578.1	316.3	408.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(66.7)	(56.5)	(43.8)
Proceeds from sale of property, plant, and equipment	—	8.9	4.7
Acquisitions of businesses, net of cash acquired	(35.5)	(12.9)	(75.3)
Other investing activities	11.5	(1.7)	(3.5)
Net cash used for investing activities	(90.7)	(62.2)	(117.9)
Cash flows from financing activities:
Borrowings on credit facility, net of repayments	(18.0)	18.0	—
Issuances of long-term debt	—	—	493.8
Repayments of long-term debt	—	—	(401.1)
Repurchases of common stock	(266.6)	(514.8)	(434.9)
Proceeds from stock option exercises and other	2.7	12.5	3.2
Payments of taxes withheld on net settlement of equity awards	(14.2)	(8.6)	(4.5)
Dividends paid	(16.8)	(18.1)	(19.1)
Other financing activities	—	(1.4)	—
Net cash used for financing activities	(312.9)	(512.4)	(362.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	(9.8)	2.4
Net change in cash and cash equivalents	174.7	(268.1)	(69.4)
Cash and cash equivalents at beginning of year	223.2	491.3	560.7
Cash and cash equivalents at end of year	$397.9	$223.2	$491.3
Supplemental cash flow information:
Income taxes paid	$147.2	$109.4	$86.4
Interest paid	$27.9	$26.1	$22.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares(1)	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2020	38.9	$0.5	$963.6	$2,523.3	$(132.7)	$(1,227.2)	$2,127.5
Net income	—	—	—	306.3	—	—	306.3
Other comprehensive income, net of tax	—	—	—	—	34.5	—	34.5
Share-based payment amortization, issuances, and cancellations	0.1	—	28.8	—	—	—	28.8
Employee stock purchase plan issuances	—	—	1.0	—	—	—	1.0
Cash dividends of $0.52 per share paid on common stock	—	—	—	(19.1)	—	—	(19.1)
Stock options exercised	—	—	2.2	—	—	—	2.2
Cumulative effect of adoption of ASC 326	—	—	—	(0.2)	—	—	(0.2)
Repurchases of common stock	(3.8)	—	—	—	—	(436.5)	(436.5)
Balance, August 31, 2021	35.2	0.5	995.6	2,810.3	(98.2)	(1,663.7)	2,044.5
Net income	—	—	—	384.0	—	—	384.0
Other comprehensive loss, net of tax	—	—	—	—	(27.6)	—	(27.6)
Share-based payment amortization, issuances, and cancellations	0.1	—	28.2	—	—	—	28.2
Employee stock purchase plan issuances	—	—	1.8	—	—	—	1.8
Cash dividends of $0.52 per share paid on common stock	—	—	—	(18.1)	—	—	(18.1)
Stock options exercised	0.1	—	10.7	—	—	—	10.7
Repurchases of common stock	(2.9)	—	—	—	—	(511.7)	(511.7)
Balance, August 31, 2022	32.5	0.5	1,036.3	3,176.2	(125.8)	(2,175.4)	1,911.8
Net income	—	—	—	346.0	—	—	346.0
Other comprehensive income, net of tax	—	—	—	—	13.2	—	13.2
Share-based payment amortization, issuances, and cancellations	0.2	—	27.8	—	—	—	27.8
Employee stock purchase plan issuances	—	—	1.5	—	—	—	1.5
Cash dividends of $0.52 per share paid on common stock	—	—	—	(16.8)	—	—	(16.8)
Stock options exercised	—	—	1.2	—	—	—	1.2
Repurchases of common stock	(1.6)	—	—	—	—	(269.3)	(269.3)
Balance, August 31, 2023	31.1	$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
______________________________
(1) Share activity and balances above calculated using rounded numbers.

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
ABL Segment
Our ABL strategy is to increase product vitality, improve service levels, use technology to improve and differentiate both our products and our services, and drive productivity. ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IndyTM, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and Sensor SwitchTM.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. Our customers are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and an internally-managed truck fleet.
ISG Segment
Our ISG strategy is to make spaces smarter, safer, and greener by connecting the edge to the cloud. ISG offers building management solutions and building management software. Our building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”); lighting; shades; refrigeration; and building access that deliver end-to-end optimization of those building systems. Our intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited, to Atrius®, Distech Controls®, and KE2 Therm Solutions®.
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
Accounts Receivable
We record accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect our estimate of expected credit losses over the contractual term of our receivables. Our estimation of current expected credit losses reflects our considerations of historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We additionally consider the impact of general economic conditions, including construction spending, unemployment rates, and macroeconomic growth, on our customers' future ability to meet their obligations. We believe that the reserve is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations, financial condition, or cash flows.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our lighting, lighting controls, building management systems, and location-aware applications as well as their dispersion across many different geographic areas. One customer accounted for approximately 10% of receivables at August 31, 2023 and at August 31, 2022. No single customer accounted for more than 10% of net sales in fiscal 2023, 2022, or 2021.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	August 31,
	2023	2022
Raw materials, supplies, and work in process(1)	$214.0	$252.6
Finished goods	180.3	264.0
Inventories excluding reserves	394.3	516.6
Less: Reserves	(25.8)	(30.9)
Total inventories	$368.5	$485.7
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

	Year Ended August 31,
	2023	2022	2021
Beginning balance	$30.9	$38.0	$49.3
Additions to reserve	16.2	15.7	21.4
Disposals of reserved inventory	(20.6)	(22.5)	(32.7)
Foreign currency translation adjustments	(0.7)	(0.3)	—
Ending balance	$25.8	$30.9	$38.0
Assets Held for Sale
We classify assets as held for sale when a plan for disposal is developed and approved, the asset is available for immediate sale, an active program to locate a buyer at a price reasonable in relation to current fair value is initiated, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets when all of these criteria have been met and generally reflect balances within Prepayments and other current assets on our Consolidated Balance Sheets. We did not have any assets classified as held for sale at August 31, 2023 or August 31, 2022.
During the year ended August 31, 2022, we sold one building classified as held for sale at August 31, 2021 with a total carrying value of $6.6 million for a gain of approximately $2.3 million. This gain is reflected in Selling, distribution, and administrative expenses within our Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the periods presented by segment are summarized as follows (in millions):

	ABL	ISG	Total
Balance as of August 31, 2021	$1,022.2	$72.5	$1,094.7
Adjustments to provisional amounts from acquired businesses	2.3	—	2.3
Foreign currency translation adjustments	(10.3)	(2.4)	(12.7)
Balance as of August 31, 2022	1,014.2	70.1	1,084.3
Additions from acquired businesses	—	15.2	15.2
Adjustments to provisional amounts from acquired businesses	—	(0.2)	(0.2)
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	0.9	(1.6)	(0.7)
Balance as of August 31, 2023	$1,014.4	$83.5	$1,097.9
Through multiple acquisitions, we acquired definite-lived intangible assets that are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future short-term and long-term net sales and profitability, customer attrition rates, royalty rates, and discount rates. Certain of our intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year. Summarized information for our intangible assets is as follows as of the dates presented (in millions except amortization periods):

	August 31,
	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$158.8	$(122.3)	$160.8	$(116.0)
Trademarks and trade names	45.5	(18.4)	27.2	(18.3)
Distribution network	61.8	(49.4)	61.8	(47.3)
Customer relationships	425.0	(155.4)	427.7	(140.4)
Total definite-lived intangible assets	$691.1	$(345.5)	$677.5	$(322.0)
Indefinite-lived trade names	$135.6		$173.7
We recorded amortization expense of $42.1 million, $41.0 million, and $40.7 million related to acquired intangible assets during fiscal 2023, 2022, and 2021, respectively. Amortization expense is generally recorded on a straight-line basis and is expected to be approximately $39.6 million in fiscal 2024, $32.2 million in fiscal 2025, $29.5 million in fiscal 2026, $28.0 million in fiscal 2027, and $23.9 million in fiscal 2028.
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first date of our fourth fiscal quarter (June 1) or more frequently if facts and circumstances indicate an asset is more likely than not impaired, as required by Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 allows for an optional qualitative analysis for goodwill to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may be bypassed entirely in favor of a quantitative test.
The quantitative analysis for goodwill tests for impairments by comparing the fair value of a reporting unit to its carrying value, including goodwill. Reporting unit fair values can be determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the fair value of a reporting unit exceeds its carrying value, goodwill is not

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered impaired. Conversely, if the carrying value of a reporting unit exceeds its fair value, an impairment charge for the difference would be recorded.
In fiscal 2023, 2022, and 2021, we used a quantitative analysis to calculate the fair value of our reporting units using a combination of discounted future cash flows and relevant market multiples. The analysis for goodwill did not result in an impairment charge during fiscal 2023, 2022, or 2021.
We performed our annual indefinite-lived intangible asset impairment analyses on the first day of our fiscal fourth quarter (June 1) for each period presented. As of June 1, 2023, the current fiscal year testing date, we held 13 indefinite-lived intangible assets with an aggregate carrying value of $173.4 million. The impairment test for indefinite-lived trade names compares the fair value of a trade name with its carrying value. If the carrying amount exceeds the estimated fair value, an impairment loss would be recorded for the amount of the excess. We estimate the fair value of indefinite-lived trade names using a fair value model based on discounted future cash flows. Significant assumptions, including estimated future short-term and long-term net sales, royalty rates, and discount rates, are used in the determination of estimated fair value for indefinite-lived trade names. Refer to the Fair Value Measurement footnote of the Notes to Consolidated Financial Statements for further information regarding significant assumptions used in our fiscal 2023 impairment test.
Based on the results of the indefinite-lived intangible asset analyses for fiscal 2023, we recorded an impairment charge of $14.0 million for six trade names within Special Charges in the Consolidated Statements of Comprehensive Income related to our ABL segment. We also determined five of these trade names no longer have indefinite lives. These trade names were classified as definite-lived as of June 1, 2023 and will be amortized over 15 years. The impairment analyses for fiscal 2023 of the other seven indefinite-lived intangible assets indicated that their fair values exceeded their carrying values.
The impairment analyses of our indefinite-lived intangible assets indicated that their fair values exceeded their carrying values for fiscal 2022 and fiscal 2021.
Other Long-Term Assets
Other long-term assets consist of the following items whose economic benefits are expected to be realized greater than one year from the dates presented (in millions):

	August 31,
	2023	2022
Deferred costs and other assets(1) (2)	$29.9	$28.1
Investments in debt and equity securities	7.2	11.9
Pensions plans in which plan assets exceed benefit obligation	12.4	8.0
Total other long-term assets	$49.5	$48.0
_______________________________________
(1)Estimated recoveries of warranty and recall costs, net of estimated credit losses, expected to be recovered greater than one year from the respective balance sheet dates are included in this category.
(2)Included within this category are company-owned life insurance investments. We maintain life insurance policies on 56 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2023.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2023	2022
Customer incentive programs(1)	$31.6	$40.7
Refunds to customers(1)	25.6	28.0
Current deferred revenues(1)	14.1	11.4
Sales commissions	35.7	41.9
Freight costs	15.0	22.8
Warranty and recall costs(2)	22.8	22.4
Tax-related items(3)	9.2	13.9
Interest on long-term debt(4)	2.3	2.3
Other	30.4	30.7
Total other current liabilities	$186.7	$214.1
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
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2023	2022
Deferred compensation and postretirement benefits other than pensions(1)	$45.6	$44.4
Deferred revenues(2)	47.6	53.1
Unrecognized tax position liabilities, including interest(3)	23.4	22.0
Self-insurance liabilities(4)	3.8	3.7
Product warranty and recall costs(4)	8.8	4.9
Other	—	0.8
Total other long-term liabilities	$129.2	$128.9
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
When a product is sold, the associated shipping and handling costs are recorded in the Consolidated Statements of Comprehensive Income based on their function. Costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold, which may be capitalized into inventory. Other shipping and handling costs, which primarily include amounts incurred to transfer finished goods to a customer's desired location, are included in Selling, distribution, and administrative expenses and totaled $141.7 million, $151.2 million, and $132.0 million in fiscal 2023, 2022, and 2021, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Payments
We account for stock options, restricted stock, performance stock units, and stock units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (the “Director Plan”) or the Supplemental Deferred Savings Plan (“SDSP”) (both of which are discussed further in the Share-based Payments footnote) based on their grant-date fair values estimated under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).
We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period as defined by ASC 718. We apply the accelerated attribution method in certain circumstances, such as when a performance stock unit is subject to graded vesting. For awards subject to a market condition, we consider both actual and derived service periods, as well as the expected performance period, to determine the appropriate compensation recognition method. We have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income. Share-based payment expense includes expense related to restricted stock, performance stock units, options issued, and stock units deferred into the Director Plan. We recorded $42.0 million, $37.4 million, and $32.5 million of share-based payment expense for the years ended August 31, 2023, 2022, and 2021, respectively. The total income tax benefit recognized for share-based payment expense was $7.2 million, $9.6 million, and $6.5 million for the years ended August 31, 2023, 2022, and 2021, respectively.
Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax benefit related to share-based payment cost of $1.5 million and $4.8 million for the years ended August 31, 2023 and 2022, respectively. We recognized net excess tax expense related to share-based payment cost of $0.5 million for the year ended August 31, 2021.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.
Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (3 to 40 years for buildings and related improvements and 2 to 15 years for machinery and equipment) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Land is not depreciated. Depreciation expense amounted to $51.1 million, $53.8 million, and $59.4 million during fiscal 2023, 2022, and 2021, respectively. The balance of property, plant, and equipment consists of the following as of the dates presented (in millions):

	August 31,
	2023	2022
Land	$23.0	$22.0
Buildings and leasehold improvements	210.9	202.3
Machinery and equipment	727.9	667.6
Total property, plant, and equipment, at cost	961.8	891.9
Less: Accumulated depreciation and amortization	(664.2)	(615.4)
Property, plant, and equipment, net	$297.6	$276.5
Research and Development
Research and development (“R&D”) expense consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but it does not include all new or enhanced product development costs. R&D expense is expensed as incurred and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $97.1 million, $95.1 million, and $88.3 million during fiscal 2023, 2022, and 2021, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $21.9 million, $19.3 million, and $15.9 million during fiscal 2023, 2022, and 2021, respectively.
Interest Expense, Net
Interest expense, net, is comprised primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets. Interest expense is partially offset by interest income earned on cash and cash equivalents.
The following table summarizes the components of Interest expense, net during the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Interest expense	$27.9	$27.0	$24.2
Interest income	(9.0)	(2.1)	(1.0)
Interest expense, net	$18.9	$24.9	$23.2
Miscellaneous Expense (Income), Net
Miscellaneous expense (income), net, is comprised primarily of non-service related components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. During fiscal 2023 we reported an $11.2 million loss of the sale of our Sunoptics prismatic skylights business. The details of the Sunoptics sale are described in the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements.
Amounts relating to foreign currency transactions consisted of net gains of $8.4 million in fiscal 2023, net gains of $5.3 million in fiscal 2022, and net losses of $1.3 million in fiscal 2021.
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
Foreign Currency Translation
The functional currency for foreign operations is generally the local currency where the foreign operations are domiciled. The translation of foreign currencies into U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the balance sheet translation are included in Foreign currency translation adjustments in the Consolidated Statements of Comprehensive Income and are excluded from net income.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2021	$(40.2)	$(58.0)	$(98.2)
Other comprehensive (loss) income before reclassifications	(33.3)	0.7	(32.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	5.0	5.0
Net current period other comprehensive (loss) income	(33.3)	5.7	(27.6)
Balance as of August 31, 2022	(73.5)	(52.3)	(125.8)
Other comprehensive income before reclassifications	8.5	0.4	8.9
Amounts reclassified from accumulated other comprehensive loss (1)	—	4.3	4.3
Net current period other comprehensive income	8.5	4.7	13.2
Balance as of August 31, 2023	$(65.0)	$(47.6)	$(112.6)
_______________________________________
(1)The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2023			2022			2021
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$8.5	$—	$8.5	$(33.3)	$—	$(33.3)	$13.3	$—	$13.3
Defined benefit pension plans:
Tax adjustments	—	—	—	—	—	—	—	(3.2)	(3.2)
Actuarial gains	0.4	—	0.4	0.7	—	0.7	17.5	(3.6)	13.9
Amortization of defined benefit pension items:
Prior service cost	2.6	(0.6)	2.0	2.9	(0.7)	2.2	2.9	(0.6)	2.3
Actuarial losses	3.0	(0.7)	2.3	3.3	(0.8)	2.5	5.5	(1.2)	4.3
Settlement losses	—	—	—	0.4	(0.1)	0.3	3.9	—	3.9
Total defined benefit plans, net	6.0	(1.3)	4.7	7.3	(1.6)	5.7	29.8	(8.6)	21.2
Other comprehensive income (loss)	$14.5	$(1.3)	$13.2	$(26.0)	$(1.6)	$(27.6)	$43.1	$(8.6)	$34.5
Note 3 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2023
Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-08, which requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, or our fiscal 2024, with early adoption permitted, including in an interim period. We early adopted ASU 2021-08 as of May 15, 2023, on a prospective basis, as permitted by the standard, and applied its provisions to our current period acquisition. This standard did not have a material effect on our fiscal 2023 acquisition or our financial condition, results of operations, or cash flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Yet to Be Adopted
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”)
In March 2023, the FASB issued ASU 2023-02, which expands the permitted use of the proportional amortization method of accounting for certain tax-related investments if certain conditions are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, or our fiscal 2025, with early adoption permitted, including in an interim period. As of August 31, 2023, we do not hold any qualifying investments. Therefore, we do not expect ASU 2023-02 to have a material impact on our financial condition, results of operations, or cash flows.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.
Note 4 — Acquisitions and Divestitures
Acquisitions
The following discussion relates to fiscal 2023 and 2021 acquisitions. There were no acquisitions during fiscal 2022. The $12.9 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to fiscal 2021 acquisitions primarily for working capital settlements.
Fiscal 2023 Acquisitions
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
We accounted for the acquisition of KE2 Therm in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of these acquisitions reflects preliminary goodwill within the ISG segment of $15.0 million at August 31, 2023, which is not expected to be deductible for tax purposes. The goodwill is primarily comprised of expected benefits related to expanding ISG's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of KE2 Therm with our operations.
We additionally recorded preliminary gross intangible assets of $18.0 million as of August 31, 2023, which reflect estimates for definite-lived intangibles with a preliminary estimated weighted average useful life of approximately 15 years.
Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise as we continue to gather information related to the identification and valuation of acquired assets and liabilities including, but not limited to, intangible assets and tax-related items. The operating results of KE2 Therm have been included in our financial statements since the date of acquisition and are not material to our financial condition, results of operations, or cash flows.

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rockpile Ventures, Inc.
On May 18, 2021, using cash on hand, we acquired all of the equity interests of Rockpile Ventures, Inc., (“Rockpile Ventures”) an accelerator of edge artificial intelligence (“AI”) startups. Rockpile Ventures helps early-stage artificial intelligence companies drive co-engineering and co-selling partnerships with major cloud ecosystems, enabling faster adoption from proof-of-concept trials to market scale.
Accounting for Fiscal 2021 Acquisitions
We accounted for the acquisitions of Rockpile Ventures and OSRAM DS (collectively the “2021 Acquisitions”) in accordance with ASC 805. We finalized the acquisition accounting for the 2021 Acquisitions during fiscal 2022. There were no material changes to our financial statements as a result of the finalization of the acquisition accounting for these acquisitions.
The aggregate purchase price of the 2021 Acquisitions reflects goodwill of $12.3 million and definite-lived customer-based intangible assets of $6.7 million, which have a useful life of approximately 11 years. Goodwill recognized from the 2021 Acquisitions is comprised primarily of expected synergies from obtaining more control over our supply chain and technology, combining the operations of the acquired business with our operations, and acquiring the associated trained workforce. Goodwill from the 2021 Acquisitions totaling $9.2 million is tax deductible.
Divestitures
We sold our Sunoptics prismatic skylights business in November 2022. We transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill from the ABL segment. We recognized a pre-tax loss on the sale of $11.2 million within Miscellaneous expense (income), net on the Consolidated Statements of Comprehensive Income. Additionally, we recorded impairment charges for certain retained assets as well as associate severance and other costs related to the sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges and Fair Value Measurements footnotes of the Notes to Consolidated Financial Statements for further details. There were no divestitures during fiscal 2022 or 2021.
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
We utilize valuation methodologies to determine the fair values of our financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC 820. All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the current period. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. We may from time to time be required to remeasure the carrying value of certain assets and liabilities to fair value on a nonrecurring basis. Such adjustments typically arise if we determine that certain of our assets are impaired.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	August 31,
	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$397.9	$—	$—	$397.9	$223.2	$—	$—	$223.2
Other financial instruments	—	0.4	—	0.4	—	—	—	—
Assets in fair value hierarchy	397.9	0.4	—	398.3	223.2	—	—	223.2
Other investments(1)				7.2				11.9
Total assets at fair value	$397.9	$0.4	$—	$405.5	$223.2	$—	$—	$235.1
____________________________________
(1)Includes strategic investments in privately-held entities over which we do not exercise significant influence or control without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any.
During the second quarter of fiscal 2023, we received cash for the cancellation of a strategic investment, whose underlying company was acquired by a third party. We also received preferred equity in the third party with a cost basis of $2.5 million that is accounted for under ASC 320, Investments—Debt Securities using discounted cash flows based on rates of similar instruments (Level 2). During the year ended August 31, 2023, we recorded an allowance for credit loss for this investment for its full cost basis. This credit loss reflected a decline in the underlying company's financial condition and long-term prospects, which included a suspension of dividend payments owed to us as well as a significant market decline in its publicly traded securities, including similar preferred equities. This impairment charge is reflected in Miscellaneous expense (income), net for the year ended August 31, 2023 within our Consolidated Statements of Comprehensive Income. Accrued interest related to this investment was not material to our financial statements. We had no credit losses on our investments at August 31, 2022.
Nonrecurring Fair Value Measurements
The following table summarizes information related to our nonrecurring fair value measurements during the current fiscal year (in millions):

	Measurement Date	Fair Value Hierarchy Level	Fair Value
Indefinite-lived trade names	June 1, 2023	Level 3	$46.5
Right of use operating lease asset group	November 30, 2022	Level 3	3.4
Total assets at nonrecurring fair value			$49.9
Indefinite-Lived Trade Names
We performed an evaluation of the fair values of our indefinite-lived trade names as of June 1, 2023. Our analyses indicated that the carrying values of six of our trade names exceeded their fair values due primarily to expectations of the associated brands' future performance compared to original expectations at acquisition date as well as increases in overall discount rates. The total fair value of these trade names at June 1, 2023 totaled $46.5 million, which resulted in an impairment charge of $14.0 million. This charge is reflected within Special Charges on the Consolidated Statements of Comprehensive Income and relates to our ABL segment. We also determined the remaining value for five of these indefinite-lived trade names no longer have indefinite lives. These trade names were classified as definite-lived as of June 1, 2023 and will be amortized over 15 years. The impairment analyses of the other seven indefinite-lived intangible assets indicated that their fair values exceeded their carrying values.
We utilized significant assumptions to estimate the fair values of our indefinite-lived trade names using a fair value model based on discounted future cash flows (“fair value model”) in accordance with ASC 820. Future cash flows associated with our indefinite-lived trade names were calculated by multiplying a theoretical royalty rate a willing

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

third party would pay for use of the particular trade name by estimated future net sales attributable to the relevant trade name. The present value of the resulting after-tax cash flows reflected our estimate of the fair value of each trade name. This fair value model required us to make several significant assumptions, including specific estimated future net sales (including short and long-term growth rates), a royalty rate, and a discount rate for each trade name.
Future net sales and short-term growth rates are estimated for trade names based on management’s financial forecasts, which consider key business drivers, such as specific revenue growth initiatives, market share changes, expected growth in our addressable market, and general economic factors, such as macroeconomic conditions, credit availability, and interest rates. Our expected revenues as of June 1, 2023 were based on our fiscal 2023 and 2024 projections as well as recent third-party lighting, controls, and building technology solutions market growth estimates through 2028. We also included revenue growth estimates based on current initiatives expected to help improve performance, as appropriate. The long-term growth rate used in determining terminal value was estimated at 2.5% and was based primarily on our understanding of projections for expected long-term growth for our addressable market and historical long-term performance.
The theoretical royalty rate was estimated primarily using management’s assumptions regarding the amount a willing third party would pay to use the particular trade name and was compared with market information for similar intellectual property within and outside of the industry. During fiscal 2023, estimated theoretical royalty rates ranged between 1% and 3%. We based discount rates on the Capital Asset Pricing Model, which considers a current risk-free interest rate, beta, market risk premium, and size premium appropriate for each intangible. We utilized a range of estimated discount rates between 11% and 13% as of June 1, 2023.
Any reasonably likely change in the assumptions used in the analyses for our trade names, including revenue growth rates, royalty rates, and discount rates, would not be material to our financial condition or results of operations.
Right of Use Operating Lease Asset Group
In connection with our sale of our Sunoptics prismatic skylights business in November 2022, we retained certain assets, primarily right of use lease assets, that we did not plan to continue using in our manufacturing operations. Accordingly, we assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable, which triggered an impairment test for these assets. Our impairment test indicated that the fair value of the assets totaled $3.4 million, which resulted in an impairment charge of $4.3 million. This amount is included within Special charges on the Consolidated Statements of Comprehensive Income.
The recoverability and impairment test required significant assumptions including estimated future cash flows, the identification of assets within the asset group, and the determination of appropriate discount rates. Future cash flows were largely based both on third-party market date for sublease rental rates as well as our historic experience in subleasing properties. The discount rate was calculated using a methodology consistent with our incremental borrowing rate for leases initiated at that time and approximated the high end of our weighted average discount rate for operating leases described in the Leases footnote of the Notes to Consolidated Financial Statements.
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
Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $401.4 million and $399.2 million as of August 31, 2023 and 2022, respectively.
We had no short-term borrowings and $18.0 million of short-term borrowings outstanding under our revolving credit facility as of August 31, 2023 and 2022, respectively. These borrowings are variable-rate instruments that reset on a

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote for further details on our outstanding borrowings.
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
We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Consolidated Balance Sheets. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and are reflected as a component of lease cost within our Consolidated Statements of Comprehensive Income.
Generally, the rates implicit in our leases are not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 3.5% and 2.5% as of August 31, 2023 and 2022, respectively.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	August 31, 2023
2024	$22.5
2025	20.9
2026	16.5
2027	12.5
2028	8.9
Thereafter	24.0
Total undiscounted lease payments	105.3
Less: Discount due to interest	(10.1)
Present value of lease liabilities	$95.2
The weighted average remaining lease term for our operating leases was six years as of August 31, 2023.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease cost is recorded within Cost of products sold, and may be capitalized into inventory as manufacturing overhead, or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related right of use (“ROU”) asset. The components of total lease cost were as follows during the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Operating lease cost	$22.3	$18.8	$18.3
Variable lease cost	4.2	2.7	2.0
Short-term lease cost	3.6	4.3	2.2
Total lease cost	$30.1	$25.8	$22.5
Cash paid for operating lease liabilities during the year ended August 31, 2023, 2022, and 2021 was $20.1 million, $18.5 million, and $26.2 million, respectively. ROU assets obtained in exchange for lease liabilities during the year ended August 31, 2023 and 2022 were $29.9 million and $37.3 million, respectively.
We have no significant leases that have not yet commenced as of August 31, 2023 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.
During fiscal 2023 and 2022, we committed to plans to vacate certain leased properties, which indicated that it was more likely than not that the fair value of the related ROU assets were below their carrying values. We assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable. We recorded impairment charges of $4.3 million related to these assets using a discounted cash flow model to estimate their fair values in fiscal 2023. The fiscal 2023 impairment was related to the ABL segment. The impairments were recorded within Special charges in the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details on the fiscal 2023 impairment. The recoverability and impairment tests required significant assumptions including estimated future cash flows, the identification of assets within each asset group, and the determination of appropriate discount rates.
No impairments were recorded for leases in fiscal 2021.
Note 7 — Debt and Lines of Credit
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consists of the following as of the dates presented (in millions):

	August 31,
	2023	2022
Senior unsecured public notes due December 2030, principal	$500.0	$500.0
Senior unsecured public notes due December 2030, unamortized discount and deferred costs	(4.4)	(5.0)
Short-term borrowings under credit facility	—	18.0
Total debt	$495.6	$513.0
Our next scheduled future principal payment of long-term debt is $500.0 million due upon the maturity of the senior unsecured notes in December 2030.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We had no short-term borrowings at August 31, 2023 and $18.0 million in short-term borrowings at August 31, 2022 outstanding under the Revolving Credit Facility.
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2023. At August 31, 2023, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 8 — Commitments and Contingencies
Self-Insurance
Our policy is to self-insure up to certain limits traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. The actuarial estimates are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, actual claims, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flows.
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
Collective Bargaining Agreements
Approximately 65% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 57% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
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
The plaintiffs in both cases recently filed a notice of voluntary dismissal without prejudice of the suits in the Northern District of Georgia and refiled in state court. We continue to prepare our response strategy.
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
Product Warranty and Recall Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs in accordance with ASC Topic 450, Contingencies (“ASC 450”) when the related revenue is recognized. Estimated future warranty and recall costs are primarily based on historical experience of identified warranty and recall claims. Estimated costs related to product warranty and recall costs outside of our historical experience, which could include significant product recalls or formal campaigns soliciting repair or return of a product, are accrued when they are deemed to be probable and can be reasonably estimated. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets and included within Other current assets or Other long-term assets based on the timing of receipt of recovery. Recoveries are recorded net of allowances for credit losses.
There can be no assurance that future warranty or recall costs will not exceed historical amounts, new technology products may not generate unexpected costs, and/or loss recoveries will not be fully collectible. If actual future warranty or recall costs exceed historical amounts or recoveries are no longer collectible, adjustments to our accruals and/or receivables may be warranted, which could have a material adverse impact on our results of operations and cash flows.
Estimated liabilities for product warranty and recall costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Beginning balance	$27.3	$20.3	$16.1
Warranty and recall costs(1)	47.0	52.4	32.3
Payments and other deductions(1)	(42.7)	(45.4)	(28.4)
Acquired warranty and recall liabilities	—	—	0.3
Ending balance	$31.6	$27.3	$20.3
____________________________
(1) Amounts exclude any estimated or actual loss recoveries.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Segment Information
We present our financial results of operations for our two reportable segments, ABL and ISG, consistent with how our chief operating decision maker evaluates operating results, assesses performance, and allocates resources within the Company.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, net interest expense, net miscellaneous expense (income), and income tax expense are not allocated to segments.
Beginning in fiscal 2023, we allocated special charges to operating segment information presented to the chief operating decision maker on a prospective basis. We allocated $25.0 million of the $26.9 million in special charges incurred during the year ended August 31, 2023 to the ABL segment; the remaining amounts of the fiscal 2023 charge were not allocated to a segment. We recorded no special charges during the year ended August 31, 2022. Special charges during the year ended August 31, 2021 of $3.3 million were not allocated to a segment.
Also beginning in fiscal 2023, we allocated certain working capital assets and capital expenditures to our segments primarily to assess each segment's contribution to our consolidated operating cash flows and capital expenditures. Segment assets include accounts receivable and inventory. Unallocated assets are presented in corporate as a reconciling item to our total consolidated assets. We have restated prior periods to reflect allocated assets and capital expenditures by segment at August 31, 2022 and 2021.
The following table presents financial information by operating segment for the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Net sales:
ABL	$3,722.8	$3,810.1	$3,287.3
ISG	252.7	216.1	190.0
Eliminations(1)	(23.3)	(20.1)	(16.3)
Total	$3,952.2	$4,006.1	$3,461.0
Operating profit (loss):
ABL(2)	$509.5	$545.6	$476.2
ISG	32.1	22.7	9.9
Unallocated corporate amounts	(68.2)	(58.6)	(58.5)
Total	$473.4	$509.7	$427.6
Depreciation and amortization:
ABL	$77.4	$79.3	$84.3
ISG	14.4	14.4	14.7
Unallocated corporate amounts	1.4	1.1	1.1
Total	$93.2	$94.8	$100.1
Segment assets:
ABL	$870.1	$1,097.8	$925.3
ISG	53.7	53.8	45.2
Unallocated corporate amounts	2,484.7	2,328.6	2,604.6
Total	$3,408.5	$3,480.2	$3,575.1
Capital expenditures:
ABL	$59.3	$51.7	$42.9
ISG	3.5	2.6	0.8
Unallocated corporate amounts	3.9	2.2	0.1
Total	$66.7	$56.5	$43.8
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles operating profit by segment to income before income taxes (in millions):

	Year Ended August 31,
	2023	2022	2021
Operating profit - ABL	$509.5	$545.6	$476.2
Operating profit - ISG	32.1	22.7	9.9
Unallocated corporate amounts	(68.2)	(58.6)	(58.5)
Operating profit	473.4	509.7	427.6
Interest expense, net	18.9	24.9	23.2
Miscellaneous expense (income), net	7.8	(9.1)	8.2
Income before income taxes	$446.7	$493.9	$396.2
During the fourth quarter of fiscal 2023, we recognized charges within our ABL segment of $14.0 million for trade name impairments, $4.1 million for employee severance costs, and $13.0 million for the collectability of a supplier warranty obligation owed to us for components we used in products manufactured and sold between 2017 and 2019.
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
Refund liabilities recorded under ASC 606 relating to rights of return, cash discounts, and other miscellaneous credits to customers were $25.6 million and $28.0 million as of August 31, 2023 and 2022, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we recorded right of return assets for products expected to be returned to our distribution centers, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $4.9 million and $3.7 million as of August 31, 2023 and 2022, respectively.
We also maintain one-time and ongoing promotions with our customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with these programs totaled $31.6 million and $40.7 million as of August 31, 2023 and 2022, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
Costs to obtain and fulfill contracts, such as sales commissions, are generally short-term in nature and are generally expensed as incurred.
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consist of the following as of the dates presented (in millions):

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 31,
	2023	2022
Current deferred revenues	$14.1	$11.4
Non-current deferred revenues	47.6	53.1
Current deferred revenues primarily consist of software licenses as well as professional service and service-type warranty fees collected prior to performing the related service and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue earned from beginning contract balances during the year ended August 31, 2023 approximated the current deferred revenue balance at August 31, 2022.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from August 31, 2023 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Year Ended August 31,
	2023	2022	2021
ABL:
Independent sales network	$2,671.0	$2,714.1	$2,400.5
Direct sales network	414.4	384.2	358.1
Retail sales	194.9	178.3	181.5
Corporate accounts	200.3	222.7	168.7
OEM and other	242.2	310.8	178.5
Total ABL	3,722.8	3,810.1	3,287.3
ISG	252.7	216.1	190.0
Eliminations	(23.3)	(20.1)	(16.3)
Total	$3,952.2	$4,006.1	$3,461.0
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
Shares available for grant under the Stock Incentive Plan were approximately 1.0 million, 1.1 million, and 0.3 million at August 31, 2023, 2022, and 2021, respectively. Any shares subject to an award under the Stock Incentive Plan

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
Our share-based payment awards are valued based on their grant date fair values as described further below. We recognize compensation cost for share-based payment transactions in accordance with ASC 718. For most of our awards, compensation cost is recognized on a straight-line basis over the award's requisite service period. We apply the accelerated attribution method in certain circumstances, such as when a performance stock unit is subject to graded vesting. For awards subject to a market condition, we consider both actual and derived service periods, as well as the expected performance period, to determine the appropriate compensation recognition method.
Compensation expense recognized related to the awards under the current and prior equity incentive plans during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2023	2022	2021
Restricted stock awards and units	$19.6	$17.2	$15.1
Performance stock units	15.2	9.9	6.8
Stock options	5.7	8.8	9.2
Director stock units	1.5	1.5	1.4
Total share-based payment expense	$42.0	$37.4	$32.5
Restricted Stock
As of August 31, 2023, we had approximately 0.3 million shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan. Grants awarded prior to fiscal 2022 vest primarily over a four-year period, and grants awarded beginning in fiscal 2022 vest primarily over a three-year period. Our restricted stock grants are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2020	0.4	$134.68
Granted	0.2	$108.79
Vested	(0.1)	$150.44
Forfeited	(0.1)	$116.33
Outstanding at August 31, 2021	0.4	$116.77
Granted	0.1	$204.36
Vested	(0.1)	$122.27
Forfeited	(0.1)	$131.08
Outstanding at August 31, 2022	0.3	$144.51
Granted	0.2	$175.23
Vested	(0.1)	$140.85
Forfeited	(0.1)	$163.37
Outstanding at August 31, 2023	0.3	$159.33
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2023, there was $31.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of stock vested during the years ended August 31, 2023, 2022, and 2021 was approximately $19.9 million, $16.4 million, and $19.5 million, respectively.
Performance Stock Units
As of August 31, 2023, we had approximately 0.2 million performance stock units outstanding to officers, directors, and other key employees under the Stock Incentive Plan. Our performance stock units vest primarily over a three-year period.
For most of these grants, the actual number of performance stock units earned for these awards will be determined at the end of the related performance period based on the level of achievement of established performance thresholds. Such grants are valued at the closing stock price of the grant. We recognize compensation expense for these grants proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied.
A small subset of our performance stock units granted in fiscal 2023 have a payout based on a total shareholder return relative to a peer group index over a three-year period. These awards are valued using a Monte-Carlo simulation and are expensed over the longer of the requisite service period and the derived service period. Stock compensation may be accelerated if a market condition is met prior to the derived service period lapsing. All inputs into the Monte Carlo simulation are estimates made at the time of grant, which are summarized in the table below. Actual realized value of each award could materially differ from these estimates, without impact to future reported net income. Dividends were assumed to be reinvested on the ex-dividend date for us and peer companies. Expected volatility was based on historical volatility of our stock as well as our peer group. The risk-free interest rate was based on the U.S. Treasury yield consistent with the derived performance period.

2023
Dividend yield	—%
Expected volatility	46.7%
Risk-free interest rate	4.5%
Fair value of awards	$254.19
Activity related to performance stock units during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2020	0.1		$124.29
Granted	0.1		$91.34
Forfeited	—	*	$104.34
Outstanding at August 31, 2021	0.2		$109.99
Granted	—	*	$207.02
Forfeited	—	*	$113.51
Outstanding at August 31, 2022	0.2		$145.46
Granted	0.1		$186.78
Vested	(0.1)		$124.29
Forfeited	—	*	$195.67
Outstanding at August 31, 2023	0.2		$171.01
___________________________
* Represents shares of less than 0.1 million.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2023 there was $11.7 million of total unrecognized compensation cost related to unvested performance stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of performance units vested during the year ended August 31, 2023 was approximately $11.5 million. No awards vested during the years ended August 31, 2022 or 2021, respectively.
Stock Options
As of August 31, 2023, we had approximately 1.0 million options outstanding to officers as well as other key current and former employees under the Stock Incentive Plan, all of which were granted in previous fiscal years. Of these options 0.3 million were granted in fiscal 2021 and become exercisable over a four-year period. These options are also subject to a market condition (the "Market Options"). Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant.
The fair value of each Market Option was estimated on the date of grant using the Monte Carlo simulation model. The dividend yield was calculated based on annual dividends paid and the trailing 12-month average closing stock price at the time of grant. Expected volatility was based on historical volatility of our stock, calculated using the most recent time period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the contractual term for the Market Options. The expected life of the Market Options is based on projected exercise dates resulting from the Monte Carlo simulation for each award tranche. All inputs noted above are estimates made at the time of grant. All inputs into the Monte Carlo simulation are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, without impact to future reported net income.
The following weighted average assumptions were used to estimate the fair value of the stock options granted in the fiscal year presented:

Market Options
2021
Dividend yield	0.5%
Expected volatility	36.5%
Risk-free interest rate	0.7%
Expected life of options	8 years
Weighted-average fair value of options	$40.45

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Options (in millions)		Weighted Average Exercise Price	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at August 31, 2020	0.9		$133.19	0.4	$151.07
Granted	0.3		$108.96
Exercised	—	*	$108.58
Outstanding at August 31, 2021	1.2		$127.98	0.5	$142.36
Exercised	(0.1)		$88.94
Outstanding at August 31, 2022	1.1		$132.50	0.6	$143.15
Exercised	—	*	$126.92
Forfeitures	(0.1)		$227.15
Outstanding at August 31, 2023	1.0		$131.81	0.9	$135.91
Range of option exercise prices:
$100.00 - $160.00 (average life - 6.2 years)	0.8		$119.24	0.7	$121.22
$160.01 - $210.00 (average life - 2.2 years)	0.1		$207.80	0.1	$207.80
$210.01 - $239.76 (average life - 3.1 years)	0.1		$239.76	0.1	$239.76
___________________________
* Represents amounts of less than 0.1 million.
The total intrinsic value of options exercised during the years ended August 31, 2023, 2022, and 2021 was approximately $0.5 million, $14.0 million, and $1.2 million, respectively. As of August 31, 2023, the total intrinsic value of options outstanding was $37.9 million, the total intrinsic value of options expected to vest was $8.3 million, and the total intrinsic value of options exercisable was $29.6 million. As of August 31, 2023, there was $3.2 million of total unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
Employee Deferred Stock Units
We previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as stock units. The stock units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2023, approximately 4,000 fully vested stock units remain deferred, but undistributed, under the Stock Incentive Plan. There was no compensation expense related to these stock units during fiscal years 2023, 2022, and 2021.
Director Deferred Stock Units
In January 2022, the total remaining shares available for issuance under the Director Plan were transferred into the Stock Incentive Plan. As of August 31, 2023, approximately 45,000 stock units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2023. Employees may participate at their discretion.
Note 12 — Pension and Defined Contribution Plans
Company-sponsored Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the status of our domestic (U.S.-based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$176.0	$224.7	$31.5	$52.6
Service cost	3.8	4.4	0.8	0.4
Interest cost	7.4	5.3	1.6	0.9
Actuarial gains	(16.2)	(43.1)	(1.2)	(17.1)
Benefits paid	(11.2)	(15.3)	(1.9)	(2.1)
Other	—	—	3.8	(3.2)
Benefit obligation at end of year	159.8	176.0	34.6	31.5
Change in plan assets:
Fair value of plan assets at beginning of year	141.5	182.6	28.5	42.2
Actual return on plan assets	(1.3)	(33.6)	(5.2)	(11.6)
Employer contributions	3.7	7.8	7.9	3.0
Benefits paid	(11.2)	(15.3)	(1.9)	(2.1)
Other	—	—	2.8	(3.0)
Fair value of plan assets at end of year	132.7	141.5	32.1	28.5
Funded status at the end of year	$(27.1)	$(34.5)	$(2.5)	$(3.0)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$10.1	$7.6	$2.3	$0.4
Current liabilities	(3.4)	(3.9)	(0.2)	(0.2)
Non-current liabilities	(33.8)	(38.2)	(4.6)	(3.2)
Net amount recognized in consolidated balance sheets	$(27.1)	$(34.5)	$(2.5)	$(3.0)
Accumulated benefit obligation	$158.9	$175.3	$31.9	$31.3
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$(0.1)	$(2.7)	$(0.1)	$(0.1)
Net actuarial loss	(44.3)	(54.2)	(13.4)	(6.5)
Amounts in accumulated other comprehensive loss	$(44.4)	$(56.9)	$(13.5)	$(6.6)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$37.2	$42.1	$5.6	$3.4
Accumulated benefit obligation	36.3	41.4	3.5	2.3
Plan assets	—	—	0.8	—
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$122.6	$133.9	$29.0	$28.1
Accumulated benefit obligation	122.6	133.9	28.4	29.0
Plan assets	132.7	141.5	31.3	28.5
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2023	2022	2021	2023	2022	2021
Service cost	$3.8	$4.4	$4.6	$0.8	$0.4	$0.3
Interest cost	7.4	5.3	5.3	1.6	0.9	0.9
Expected return on plan assets	(7.5)	(11.2)	(11.0)	(2.1)	(2.6)	(2.3)
Amortization of prior service cost	2.6	2.9	2.9	—	—	—
Settlement	—	0.4	3.9	—	—	—
Recognized actuarial loss	2.4	2.4	4.1	0.6	0.9	1.4
Net periodic pension cost	$8.7	$4.2	$9.8	$0.9	$(0.4)	$0.3
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2023	2022	2023	2022
Discount rate	5.1%	4.4%	5.9%	4.9%
Rate of compensation increase	5.0%	5.0%	3.5%	3.5%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2023	2022	2021	2023	2022	2021
Discount rate	4.4%	2.4%	2.2%	4.9%	1.9%	1.9%
Expected return on plan assets	5.5%	6.3%	6.8%	6.4%	6.4%	6.5%
Rate of compensation increase	5.0%	5.0%	5.0%	3.5%	3.4%	3.4%
It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use published yield curves to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $0.5 million for the domestic plans and $0.6 million for the international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.4 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.
Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality debt and equity securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At August 31, 2023, the U.S. targeted asset allocation was 20% equity securities, 75% fixed income securities, and 5% real estate securities. Our investment objective for the international plan assets is also to add value by exceeding the long-term growth of the plans’ liabilities. At August 31, 2023, the international asset target allocation approximated 20% equity securities, 30% fixed income securities, and 50% multi-strategy investments.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2023	2022	2023	2022
Equity securities	18.3%	31.6%	17.6%	16.8%
Fixed income securities	75.0%	61.2%	53.3%	22.8%
Multi-strategy investments	—%	—%	29.1%	60.4%
Real estate	6.7%	7.2%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
Our pension plan assets are stated at fair value based on quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. Certain pension assets valued at net asset value (“NAV”) per share as a practical expedient are excluded from the fair value hierarchy. Investments in pension plan assets as of August 31, 2023 are described in further detail below.
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
Fixed Income Investments
The fixed income investment seeks to maximize total return by investing primarily in a diversified portfolio of investment-grade fixed income securities, primarily publicly traded corporate bonds as well as U.S. government and municipal bonds. The investment is valued on each business day based on the values of the underlying holdings and is not actively traded (Level 2).
U.S. Treasury Investments
The domestic plans hold several fixed-income U.S. Treasury securities that are valued based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2)
Real Estate Fund
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

ACUITY BRANDS, INC.
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
The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Fixed-income investments	$58.2	$—	$58.2	$—
US Treasury investments	36.9	—	36.9	—
Mutual funds:
Domestic large cap equity fund	13.0	13.0	—	—
Foreign equity fund	6.5	6.5	—	—
Collective trust: Domestic small cap equities	4.8	—	4.8	—
Short-term fixed income investments	4.4	4.4	—	—
Total assets in the fair value hierarchy	123.8
Assets calculated at net asset value:
Real estate fund	8.9
Total assets at net asset value	8.9
Total assets at fair value	$132.7

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Mutual funds:
Domestic large cap equity fund	$23.7	$23.7	$—	$—
Foreign equity fund	12.6	12.6	—	—
Collective trust: Domestic small cap equities	8.4	—	8.4	—
Short-term fixed income investments	2.1	2.1	—	—
Total assets in the fair value hierarchy	46.8
Assets calculated at net asset value:
Fixed-income investments	84.5
Real estate fund	10.2
Total assets at net asset value	94.7
Total assets at fair value	$141.5

ACUITY BRANDS, INC.
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

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$5.2	$—	$5.2	$—
Short-term fixed income investments	7.1	7.1	—	—
Multi-strategy investments	11.0	—	11.0	—
Fixed-income investments	8.8	—	8.8	—
Total assets at fair value	$32.1

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$4.8	$—	$4.8	$—
Short-term fixed income investments	0.3	0.3	—	—
Multi-strategy investments	17.2	—	17.2	—
Fixed-income investments	6.2	—	6.2	—
Total assets at fair value	$28.5
We do not expect to contribute to the domestic qualified plans in fiscal 2024 based on the funded status of the plans as well as current legal minimum funding requirements. We expect to contribute approximately $0.3 million during fiscal 2024 to our international defined benefit plans. These amounts are based on the total contributions required during fiscal 2024 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2024	$11.7	$1.7
2025	12.5	1.8
2026	14.2	1.9
2027	13.2	2.1
2028	12.4	2.3
2029-2033	62.3	15.0

ACUITY BRANDS, INC.
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
Our contributions to these plans were $0.5 million for the years ended August 31, 2023 and 2022, and $0.6 million for the year ended August 31, 2021.
Defined Contribution Plans
We have defined contribution plans to which both employees and we make contributions. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals and totaled $11.1 million, $10.5 million, and $8.4 million for the years ended August 31, 2023, 2022, and 2021, respectively. At August 31, 2023, assets of the domestic defined contribution plans included shares of our common stock with a market value of approximately $6.9 million, which represented approximately 1.5% of the total fair market value of the assets in our domestic defined contribution plans.
Note 13 — Special Charges
During the year ended August 31, 2023, we recognized pre-tax special charges of $26.9 million, which primarily included impairment charges of indefinite-lived intangible assets; impairments of certain retained assets associated with our previously owned Sunoptics prismatic skylights business that were not transferred in connection with the sale; and severance and employee-related costs in connection with the Sunoptics divestiture as well as streamlining activities initiated during the fourth quarter of fiscal 2023. We recognized no special charges during the year ended August 31, 2022.
The details of the special charges during the periods presented are summarized as follows (in millions):

	Year Ended August 31,
	2023	2021
Trade name impairment charges	$14.0	$—
Severance and employee-related costs	7.7	1.7
Operating lease asset group impairment charge	4.3	—
Other restructuring costs	0.9	1.6
Total special charges	$26.9	$3.3
As of August 31, 2023, remaining accruals related to special charges totaled $5.2 million and are included in Accrued compensation in the Consolidated Balance Sheets. These amounts related to unpaid severance and employee-related costs from our fourth quarter fiscal 2023 actions.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2020	53.9		$0.5
Vesting of share-based payment awards	0.1		—
Stock options exercised	—	*	—
Balance at August 31, 2021	54.0		0.5
Vesting of share-based payment awards	0.1		—
Stock options exercised	0.1		—
Balance at August 31, 2022	54.2		0.5
Vesting of share-based payment awards	0.2		—
Stock options exercised	—	*	—
Balance at August 31, 2023	54.4		$0.5
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2023 and 2022, we had 23.4 million and 21.8 million of repurchased shares, respectively, recorded as treasury stock at an original repurchase cost of $2.44 billion and $2.18 billion, respectively.
During fiscal 2023, we repurchased approximately 1.6 million shares of our outstanding common stock. As of August 31, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 1.2 million shares. We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2023 or 2022, and no shares of preferred stock are outstanding.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2023	2022	2021
Net income	$346.0	$384.0	$306.3
Basic weighted average shares outstanding	31.806	34.182	36.284
Common stock equivalents	0.358	0.463	0.270
Diluted weighted average shares outstanding	32.164	34.645	36.554
Basic earnings per share(1)	$10.88	$11.23	$8.44
Diluted earnings per share(1)	$10.76	$11.08	$8.38
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
The following table presents stock options, restricted stock awards, and performance stock units that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Year Ended August 31,
	2023		2022	2021
Stock options	0.1		0.1	0.8
Restricted stock awards	0.1		0.1	—	*
Performance stock units	—	*	—	—
_______________________
* Represents shares of less than 0.1 million.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate alternative minimum tax rate applicable for our fiscal 2024 taxable year as well as a 1% federal excise tax on corporate stock repurchases made after December 31, 2022, which we account for as an increase to the cost basis of our share repurchases. The IRA has not had, and we do not expect it to have, a material impact on our financial condition, results of operations, or cash flows.
Internal Revenue Code (“IRC”) Section 174 was enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). IRC Section 174, which became effective for us during fiscal 2023, requires us to capitalize research and development expenditures and amortize them on our U.S. tax return over five or fifteen years, depending on where research is conducted. The year over year change in both our provision for current federal taxes and provision for (benefit from) deferred taxes relates principally to the application of IRC Section 174.
The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Provision for current federal taxes	$105.8	$67.6	$65.4
Provision for current state taxes	15.7	16.3	12.8
Provision for current foreign taxes	27.0	25.4	14.4
(Benefit from) provision for deferred taxes	(47.8)	0.6	(2.7)
Total provision for income taxes	$100.7	$109.9	$89.9
The following table reconciles the provision at the federal statutory rate to the total provision for income taxes during the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Federal income tax computed at statutory rate	$93.8	$103.7	$83.2
State income tax, net of federal income tax benefit	11.4	13.5	10.7
Federal permanent differences	2.2	(4.3)	0.6
Foreign permanent differences and rate differential	4.4	4.3	2.4
Research and development tax credits	(8.3)	(7.6)	(7.6)
Unrecognized tax benefits	1.9	2.1	0.7
Other, net	(4.7)	(1.8)	(0.1)
Total provision for income taxes	$100.7	$109.9	$89.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2023	2022
Deferred income tax liabilities:
Depreciation	$(21.5)	$(18.6)
Goodwill and intangibles	(151.2)	(154.2)
Operating lease right of use assets	(19.8)	(18.3)
Other liabilities	(3.4)	(7.4)
Total deferred income tax liabilities	(195.9)	(198.5)
Deferred income tax assets:
Self-insurance	1.7	1.6
Pension	5.9	7.1
Deferred compensation	23.1	22.2
Net operating losses	6.2	5.8
Other accruals not yet deductible	43.4	42.9
Operating lease liabilities	22.6	20.3
Capitalized research and development	41.5	—
Other assets	15.4	9.3
Total deferred income tax assets	159.8	109.2
Valuation allowance	(19.9)	(11.5)
Net deferred income tax liabilities	$(56.0)	$(100.8)
As of August 31, 2023, the estimated undistributed earnings from foreign subsidiaries was $255.8 million. We have recorded a deferred income tax liability of $0.7 million for certain foreign withholding taxes and U.S. taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries. We account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2023, we had federal tax credit carryforwards of approximately $8.3 million that begin to expire in 2029, and state tax credit carryforwards of approximately $0.9 million that begin to expire in 2027. Approximately $7.6 million of the total $8.3 million in federal tax credit carryforwards are subject to a full valuation allowance as we do not expect to realize any future tax benefit. At August 31, 2023, we had federal net operating loss carryforwards of $14.4 million that begin to expire in 2029, state net operating loss carryforwards of $47.1 million that begin to expire in 2024, and foreign net operating loss carryforwards of $7.8 million that begin to expire in 2028.
The gross amount of unrecognized tax benefits as of August 31, 2023 and 2022 totaled $20.1 million and $19.5 million, respectively, which includes $20.1 million and $18.8 million, respectively, of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2018 or for foreign income tax examinations before 2018. We do not anticipate unrecognized tax benefits will significantly increase or decrease within the next 12 months.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Unrecognized tax benefits balance at beginning of year	$19.5	$17.7	$17.2
Additions based on tax positions related to the current year	4.3	3.5	5.2
Additions for tax positions of prior years	1.4	0.1	0.1
Reductions for tax positions of prior years	(1.7)	(0.2)	(0.1)
Reductions due to settlements	(0.5)	—	(4.6)
Reductions due to lapse of statute of limitations	(2.9)	(1.6)	(0.1)
Unrecognized tax benefits balance at end of year	$20.1	$19.5	$17.7
Total accrued interest was $3.3 million, $2.1 million, and $2.0 million as of August 31, 2023, 2022, and 2021, respectively. There were no accruals related to income tax penalties during fiscal 2023. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. We are routinely under audit from various tax jurisdictions. We do not currently anticipate material audit assessments.

Note 16 — Supplemental Disaggregated Information
Sales of lighting, lighting controls, and building technology solutions, excluding services, accounted for approximately 99% of total consolidated net sales in fiscal 2023, 2022, and 2021. Our geographic distribution of net sales, operating profit, income before income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2023	2022	2021
Net sales(1):
Domestic(2)	$3,412.9	$3,486.4	$2,982.4
International	539.3	519.7	478.6
Total	$3,952.2	$4,006.1	$3,461.0
Operating profit:
Domestic(2)	$382.6	$428.3	$369.9
International	90.8	81.4	57.7
Total	$473.4	$509.7	$427.6
Income before income taxes:
Domestic(2)	$367.5	$409.6	$343.7
International	79.2	84.3	52.5
Total	$446.7	$493.9	$396.2
Long-lived assets(3):
Domestic(2)	$323.8	$325.9	$284.4
International	107.4	73.5	76.6
Total	$431.2	$399.4	$361.0
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. The scope of our efforts to comply with the SEC rules included all of our operations except for KE2 Therm Solutions, Inc. (“KE2Therm”), which we acquired during the year ended August 31,2023. KE2 Therm constituted less than 2% of both total assets and equity as of August 31, 2023 and less than 1% of both the Company's net sales and pre-tax income for the year ended August 31, 2023. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed KE2 Therm's internal control over financial reporting as of August 31, 2023. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, which as discussed herein excluded the operations of KE2 Therm, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2023.
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
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2023 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Item 9b.Other Information.

On October 26, 2023, the Company and Neil M. Ashe, the Company’s President and Chief Executive Officer, entered into an amendment to Mr. Ashe’s Severance Agreement. The amendment modified the calculation of the minimum bonus component of severance that would be payable to Mr. Ashe on a qualifying termination of employment by replacing its reference to a specified percentage of Mr. Ashe’s base salary (130%) with a reference to Mr. Ashe’s target annual incentive bonus as in effect at the time of his termination. The foregoing description of the amendment to Mr. Ashe’s Severance Agreement is a summary only and is qualified in its entirety by the full text of the amendment, which is filed as Exhibit 10(iii)A (26) to this Annual Report on Form 10-K.
Item 9c.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.
The information required by this item, with respect to directors and corporate governance, will be included under the caption Item 1 — Election of Directors and Director Information of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the captions Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by this item will be included under the captions Director Information, Board and Committees (including Compensation Committee Interlocks and Insider Participation), Compensation of Directors, Compensation Discussion and Analysis, Report of the Compensation and Management Development Committee, Fiscal 2023 Summary Compensation Table, Fiscal 2023 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2023 Year-End, Option Exercises and Stock Vested in Fiscal 2023, Pension Benefits in Fiscal 2023, Fiscal 2023 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, CEO Pay Ratio, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the captions Equity Compensation Plans and Beneficial Ownership of the Company’s Securities of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions Certain Relationships and Related Party Transactions, Director Information, and Board and Committees of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
The information required by this item concerning our principal accountant will be included under the captions Audit Fees and Other Fees, Preapproval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 24, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	29
	Reports of Independent Registered Public Accounting Firm	30
	Consolidated Balance Sheets as of August 31, 2023 and 2022	33
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2023, 2022, and 2021	34
	Consolidated Statements of Cash Flows for the years ended August 31, 2023, 2022, and 2021	35
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2023, 2022, and 2021	36
	Notes to Consolidated Financial Statements	37
(2)	Financial Statement Schedules:
	Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto
(3)	Exhibits filed with this report (begins on next page):
	Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Acuity Brands, Inc., Investor Relations Department, 1170 Peachtree Street, N.E., Suite 1200, Atlanta, Georgia 30309

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
	(f)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 30, 2022.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on June 30, 2022, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.

(3)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(8) of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
(4)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.
(5)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(6)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(7)	Amended and Restated Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of July 1, 2019.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(8)	First Amendment to the Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of October 25, 2021	Reference is made to Exhibit 10(iii)A(14) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(9)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(10)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan dated October 24, 2008.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(11)	Amended and Restated Acuity Brands, Inc. 2011 Nonemployee Director Deferred Compensation Plan, Effective as of January 5, 2022.	Reference is made to Exhibit 10(iii)c of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(12)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(iii)A(12) of the registrant's Form 10-K as filed with the Commission on October 26, 2022, which is incorporated herein by reference.
(13)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(14)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(15)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(16)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(17)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.

(18)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(20)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(21)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(22)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(23)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(24)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(25)	Form of Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(26)	Amendment No. 1 to Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Filed with the Commission as part of this Form 10-K.
(27)	Form of Change in Control Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(28)	Acuity Brands, Inc. Matching Gift Program.	Filed with the Commission as part of this Form 10-K.
(29)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(30)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(31)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10 (f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(32)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.

(33)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(34)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(35)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(36)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(37)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(38)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(39)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(40)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(41)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(42)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(43)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(44)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(45)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(46)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(82) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(47)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.

(48)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(49)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(85) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(50)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(51)	Amendment No. 4 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(80) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(52)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(53)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(54)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(55)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(56)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(57)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(58)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(59)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(60)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(61)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(62)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.

(63)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Appendix B of the registrant’s Proxy Statement as filed with the Commission on November 22, 2021, which is incorporated herein by reference.
(64)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(65)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(66)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(67)	Restricted Stock Award Agreement for Non-Employee Director.	Reference is made to Exhibit 10(iii)a of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(68)	Deferred Stock Unit Award Agreement Non-Employee Directors.	Reference is made to Exhibit 10(iii)b of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(69)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(93) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(70)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(71)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(94) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(72)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(73)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (TSR October 2022).	Reference is made to Exhibit 10(d) of registrant's Form 10-Q as filed with the Commission on January 9, 2023, which is incorporated herein by reference.
(74)	Acuity Brands, Inc. Non-Employee Director Compensation Schedule.	Reference is made to Exhibit 10 (1) of registrant's Form 10-Q as filed with the Commission on April 4, 2023, which is incorporated herein by reference.
(75)	Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan (As Amended and Restated effective March 30, 2023).	Reference is made to Exhibit 10 (2) of registrant's Form 10-Q as filed with the Commission on April 4, 2023, which is incorporated herein by reference.
(76)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Filed with the Commission as part of this Form 10-K.

	(77)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Filed with the Commission as part of this Form 10-K.
	(78)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement	Filed with the Commission as part of this Form 10-K.
	(79)	Acuity Brands, Inc. Incentive-Based Compensation Recoupment Policy As Amended and Restated Effective as of October 2, 2023.	Filed with the Commission as part of this Form 10-K.
	(80)	Acuity Brands, Inc. Short-Term Incentive Plan As Amended and Restated Effective as of September 28, 2023.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 104		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101 of this Form 10-K.

Item 16.Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 26, 2023	By:	/S/ NEIL M. ASHE
Neil M. Ashe Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)	October 26, 2023
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 26, 2023
Karen J. Holcom

	*	Director	October 26, 2023
Marcia J. Avedon, Ph.D.

	*	Director	October 26, 2023
W. Patrick Battle

	*	Director	October 26, 2023
Michael J. Bender

	*	Director	October 26, 2023
G. Douglas Dillard, Jr.

	*	Director	October 26, 2023
James H. Hance, Jr.

	*	Director	October 26, 2023
Maya Leibman

	*	Director	October 26, 2023
Laura G. O'Shaughnessy

	*	Director	October 26, 2023
Mark J. Sachleben

	*	Director	October 26, 2023
Mary A. Winston

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 26, 2023
Karen J. Holcom