Form 10-Q
period 2023-11-30
ACUITY BRANDS INC
filed 2024-01-09
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023.

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
Common stock — $0.01 par value — 30,816,757 shares as of January 4, 2024.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	November 30, 2023	August 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$513.3	$397.9
Accounts receivable, less reserve for doubtful accounts of $1.6 and $1.3, respectively	517.1	555.3
Inventories	365.3	368.5
Prepayments and other current assets	78.4	73.5
Total current assets	1,474.1	1,395.2
Property, plant, and equipment, net	293.6	297.6
Operating lease right-of-use assets	79.1	84.1
Goodwill	1,097.5	1,097.9
Intangible assets, net	471.2	481.2
Deferred income taxes	0.7	3.0
Other long-term assets	47.7	49.5
Total assets	$3,463.9	$3,408.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311.8	$285.7
Current operating lease liabilities	19.3	19.7
Accrued compensation	71.5	103.3
Other current liabilities	198.0	186.7
Total current liabilities	600.6	595.4
Long-term debt	495.7	495.6
Long-term operating lease liabilities	70.0	75.5
Accrued pension liabilities	38.4	38.4
Deferred income taxes	56.5	59.0
Other long-term liabilities	138.6	129.2
Total liabilities	1,399.8	1,393.1
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 54,536,606 and 54,411,186 issued, respectively	0.5	0.5
Paid-in capital	1,070.5	1,066.8
Retained earnings	3,601.9	3,505.4
Accumulated other comprehensive loss	(114.1)	(112.6)
Treasury stock, at cost, of 23,652,280 and 23,362,196 shares, respectively	(2,494.7)	(2,444.7)
Total stockholders’ equity	2,064.1	2,015.4
Total liabilities and stockholders’ equity	$3,463.9	$3,408.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2023	November 30, 2022
Net sales	$934.7	$997.9
Cost of products sold	506.3	581.4
Gross profit	428.4	416.5
Selling, distribution, and administrative expenses	295.5	300.7
Special charges	—	6.9
Operating profit	132.9	108.9
Other expense:
Interest expense, net	0.9	6.6
Miscellaneous expense, net	1.1	9.1
Total other expense	2.0	15.7
Income before income taxes	130.9	93.2
Income tax expense	30.3	18.3
Net income	$100.6	$74.9

Earnings per share(1):
Basic earnings per share	$3.25	$2.32
Basic weighted average number of shares outstanding	31.005	32.308
Diluted earnings per share	$3.21	$2.29
Diluted weighted average number of shares outstanding	31.365	32.704
Dividends declared per share	$0.13	$0.13

Comprehensive income:
Net income	$100.6	$74.9
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(2.1)	(1.5)
Defined benefit plans, net of tax	0.6	1.1
Other comprehensive loss items, net of tax	(1.5)	(0.4)
Comprehensive income	$99.1	$74.5
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2023	November 30, 2022
Cash flows from operating activities:
Net income	$100.6	$74.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	22.7	26.5
Share-based payment expense	11.1	10.7
Loss on sale of property, plant, and equipment	0.4	—
Asset impairment	—	4.3
Loss on sale of a business	—	11.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	37.8	81.6
Inventories	3.2	(5.8)
Prepayments and other current assets	(5.3)	(8.5)
Accounts payable	28.7	20.3
Other operating activities	(9.2)	(28.6)
Net cash provided by operating activities	190.0	186.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(14.6)	(18.2)
Other investing activities	0.1	3.9
Net cash used for investing activities	(14.5)	(14.3)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	—	(18.0)
Repurchases of common stock	(48.2)	(76.5)
Proceeds from stock option exercises and other	1.6	0.9
Payments of taxes withheld on net settlement of equity awards	(9.0)	(12.5)
Dividends paid	(4.1)	(4.3)
Net cash used for financing activities	(59.7)	(110.4)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.0)
Net change in cash and cash equivalents	115.4	60.9
Cash and cash equivalents at beginning of period	397.9	223.2
Cash and cash equivalents at end of period	$513.3	$284.1
Supplemental cash flow information:
Income taxes paid during the period	$7.1	$11.0
Interest paid during the period	$12.8	$15.3
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
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, national accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. ABL's customers are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers, regional warehouses, and commercial warehouses using both common carriers and an internally-managed truck fleet.
We market ABL's product portfolio and service capabilities to customers and/or end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print and digital advertising in industry publications, product brochures, and other literature, as well as through digital marketing and social media. ABL operates training and education facilities in several locations throughout North America and Europe designed to enhance the lighting knowledge of customers and industry professionals.
ISG Segment
Our ISG strategy is to make spaces smarter, safer, and greener by connecting the edge to the cloud. ISG offers building management solutions and building management software. ISG's building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”); lighting; shades; refrigeration; and building access that deliver end-to-end optimization of those building systems. ISG's intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, ISG's software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited, to Atrius®, Distech Controls®, and KE2 Therm Solutions®.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2023, our consolidated comprehensive income for the three months ended November 30, 2023 and 2022, and our consolidated cash flows for the three months ended November 30, 2023 and 2022. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2023 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2023 (File No. 001-16583) (“Form 10-K”).
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
Note 3 — Acquisitions and Divestitures
There were no acquisitions or divestitures during the first quarter of fiscal 2024. The following discussion relates to fiscal year 2023 activities.
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
We accounted for the acquisition of KE2 Therm in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of this acquisition reflects preliminary goodwill within the ISG segment of $15.0 million at November 30, 2023, which is not expected to be deductible for tax purposes. The goodwill is primarily comprised of expected benefits related to expanding ISG's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of KE2 Therm with our operations.
We additionally recorded preliminary gross intangible assets of $18.0 million as of November 30, 2023, which reflect estimates for definite-lived intangibles with a preliminary estimated weighted average useful life of approximately 15 years.
Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise as we continue to gather information related to the identification and valuation of acquired assets and liabilities including, but not limited to, intangible assets and tax-related items. The operating results of KE2 Therm have been included in our financial statements since the date of acquisition and are not material to our consolidated financial condition,

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

results of operations, or cash flows.
Divestitures
We sold our Sunoptics prismatic skylights business in November 2022. We transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill from the ABL segment. During the first quarter of fiscal 2023, we recognized a pre-tax loss on the sale of $11.2 million within Miscellaneous expense, net on the Consolidated Statements of Comprehensive Income. Additionally, we recorded impairment charges for certain retained assets as well as associate severance and other costs related to the sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
Note 4 — New Accounting Pronouncements
Accounting Standards Yet to Be Adopted
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 or our fiscal 2025. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, or our fiscal 2026. Retrospective application is required for all prior periods presented, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

		November 30, 2023	August 31, 2023
Assets recorded at fair value:
Cash and cash equivalents	Level 1	$513.3	$397.9
Other financial instruments	Level 2	0.5	0.4
Assets in fair value hierarchy		513.8	398.3
Other investments(1)		7.2	7.2
Total assets at fair value		$521.0	$405.5
____________________________________
(1)Includes strategic investments in privately-held entities over which we do not exercise significant influence or control and without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any.
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
The estimated fair value of our senior unsecured public notes was $401.3 million and $401.4 million as of November 30, 2023 and August 31, 2023, respectively.
We had no short-term borrowings outstanding under our revolving credit facility as of November 30, 2023 and August 31, 2023. Such borrowings, if any, are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	November 30, 2023	August 31, 2023
Raw materials, supplies, and work in process (1)	$233.5	$214.0
Finished goods	162.5	180.3
Inventories excluding reserves	396.0	394.3
Less: Reserves	(30.7)	(25.8)
Total inventories	$365.3	$368.5
_______________________________________
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.
We review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on estimated future demand and current market conditions. A significant change in customer demand and/or market conditions could render certain inventory obsolete and could have a material adverse impact on our operating results in the period the change occurs.
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	November 30, 2023	August 31, 2023
Land	$22.9	$23.0
Buildings and leasehold improvements	212.4	210.9
Machinery and equipment	731.4	727.9
Total property, plant, and equipment, at cost	966.7	961.8
Less: Accumulated depreciation and amortization	(673.1)	(664.2)
Property, plant, and equipment, net	$293.6	$297.6
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
We recorded amortization expense for definite-lived intangible assets of $9.9 million and $13.6 million during the three months ended November 30, 2023 and 2022, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance at August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	(0.2)	(0.2)	(0.4)
Balance at November 30, 2023	$1,014.2	$83.3	$1,097.5

	ABL	ISG	Total
Balance at August 31, 2022	$1,014.2	$70.1	$1,084.3
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	(0.4)	(1.2)	(1.6)
Balance at November 30, 2022	$1,013.1	$68.9	$1,082.0
Further discussion of goodwill and other intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	November 30, 2023	August 31, 2023
Customer incentive programs(1)	$34.8	$31.6
Refunds to customers(1)	24.4	25.6
Current deferred revenues(1)	13.3	14.1
Sales commissions	28.6	35.7
Freight costs	10.8	15.0
Warranty and recall costs(2)	23.9	22.8
Tax-related items(3)	22.2	9.2
Interest on long-term debt(4)	5.0	2.3
Other	35.0	30.4
Total other current liabilities	$198.0	$186.7
____________________________________
(1)Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements within our Form 10-K for additional information.
(2)Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
(3)Includes accruals for income, property, sales and use, and value-added taxes.
(4)Refer to the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for additional information.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, a wholly owned subsidiary of Acuity Brands Lighting, Inc. issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. We recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes.
The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc.
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at November 30, 2023 and August 31, 2023.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At November 30, 2023, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2023, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accruals and/or receivables may be warranted, which could have a material adverse impact on our results of operations and cash flows.
Estimated liabilities for product warranty and recall costs are included in Other current liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Three Months Ended
	November 30, 2023	November 30, 2022
Beginning balance	$31.6	$27.3
Warranty and recall costs	12.4	3.7
Payments and other deductions	(11.3)	(8.6)
Ending balance	$32.7	$22.4
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
Both complaints contained similar allegations and claimed that the Company failed to exercise reasonable caution in securing and safeguarding associate information. On that basis, the complaints asserted claims for negligence, breach of contract, breach of implied contract, unjust enrichment, breach of fiduciary duty, invasion of privacy, and breach of confidence. The plaintiffs sought class certification, monetary damages, certain injunctive relief regarding our data-security measures, additional credit-monitoring services, other equitable relief (including disgorgement), attorneys’ fees, costs, and pre- and post-judgment interest.
On December 1, 2023, the parties reached a proposed settlement and release of all claims in the class action and executed a Settlement Agreement and Release, which is pending approval from the State Court of Fulton County, Georgia. The impact of the settlement is not material.
We have received inquiries from, and it is also possible that investigations or other actions may be taken by, state and/or federal agencies regarding the data security incidents and related data privacy matters. For these reasons, we are currently unable to reasonably estimate the possible losses or a range of possible losses resulting from the matters described above. We have insurance, subject to certain terms and conditions, for these types of matters.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2023	31.1	$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
Net income	—	—	—	100.6	—	—	100.6
Other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Share-based payment amortization, issuances, and cancellations	0.1	—	2.1	—	—	—	2.1
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.1)	—	—	(4.1)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(0.3)	—	—	—	—	(50.0)	(50.0)
Balance, November 30, 2023	30.9	$0.5	$1,070.5	$3,601.9	$(114.1)	$(2,494.7)	$2,064.1

	Common Stock Outstanding
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2022	32.5	$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8
Net income	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	(0.4)	—	(0.4)
Share-based payment amortization, issuances, and cancellations	0.2	—	(1.8)	—	—	—	(1.8)
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.3)	—	—	(4.3)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.5)	—	—	—	—	(77.6)	(77.6)
Balance, November 30, 2022	32.2	$0.5	$1,035.4	$3,246.8	$(126.2)	$(2,253.0)	$1,903.5
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	November 30, 2023	August 31, 2023
Current deferred revenues	$13.3	$14.1
Non-current deferred revenues	46.4	47.6
Current deferred revenues primarily consist of professional service and service-type warranty fees collected prior to performing the related service as well as software licenses and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2023 totaled $3.9 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from November 30, 2023 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended
	November 30, 2023	November 30, 2022
ABL:
Independent sales network	$625.2	$673.7
Direct sales network	97.4	106.4
Retail sales	55.6	49.9
Corporate accounts	41.5	49.1
OEM and other	56.7	68.0
Total ABL	876.4	947.1
ISG	64.2	56.8
Eliminations	(5.9)	(6.0)
Total	$934.7	$997.9
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended
	November 30, 2023	November 30, 2022
Share-based payment expense	$11.1	$10.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recognized excess tax benefits of $1.5 million and $1.3 million related to share-based payment awards during the three months ended November 30, 2023 and 2022, respectively.
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

	Three Months Ended
	November 30, 2023	November 30, 2022
Service cost	$1.1	$1.1
Interest cost	2.5	2.2
Expected return on plan assets	(2.2)	(2.4)
Amortization of prior service cost	—	0.7
Recognized actuarial loss	0.8	0.8
Net periodic pension cost	$2.2	$2.4
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
We recognized no special charges during the first quarter of fiscal 2024.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 — Other Expense
The following table summarizes the components of other expense (income), net for the periods presented (in millions):

	Three Months Ended
	November 30, 2023	November 30, 2022
Interest expense, net:
Interest expense	$6.4	$7.9
Interest income	(5.5)	(1.3)
Interest expense, net	0.9	6.6
Miscellaneous expense, net:
Non-service components of net periodic pension cost	1.1	1.3
Foreign currency transaction losses (gains)	0.6	(2.7)
Loss on sale of business	—	11.2
Other items	(0.6)	(0.7)
Miscellaneous expense, net	1.1	9.1
Other expense, net	$2.0	$15.7
Note 18 — Earnings Per Share
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2023	November 30, 2022
Net income	$100.6	$74.9
Basic weighted average shares outstanding	31.005	32.308
Common stock equivalents	0.360	0.396
Diluted weighted average shares outstanding	31.365	32.704
Basic earnings per share(1)	$3.25	$2.32
Diluted earnings per share(1)	$3.21	$2.29
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Three Months Ended
	November 30, 2023		November 30, 2022
Stock options	0.1		0.1
Performance stock awards	—	*	—	*
Restricted stock awards	0.2		0.1
_______________________________________
* Represents shares of less than 0.1 million.
Further discussion of our share-based payment awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 19 — Comprehensive Income
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
The following table presents the changes in each component of accumulated other comprehensive income (loss) net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive loss before reclassifications	(2.1)	—	(2.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.6	0.6
Net current period other comprehensive (loss) income	(2.1)	0.6	(1.5)
Balance at November 30, 2023	$(67.1)	$(47.0)	$(114.1)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive loss before reclassifications	(1.5)	—	(1.5)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.1	1.1
Net current period other comprehensive (loss) income	(1.5)	1.1	(0.4)
Balance at November 30, 2022	$(75.0)	$(51.2)	$(126.2)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for additional details.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	November 30, 2023			November 30, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(2.1)	$—	$(2.1)	$(1.5)	$—	$(1.5)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	—	—	—	0.7	(0.2)	0.5
Actuarial losses	0.8	(0.2)	0.6	0.8	(0.2)	0.6
Total defined benefit pension plans, net	0.8	(0.2)	0.6	1.5	(0.4)	1.1
Other comprehensive loss	$(1.3)	$(0.2)	$(1.5)	$—	$(0.4)	$(0.4)
Note 20 — Segment Information
We report our financial results of operations in two reportable segments, ABL and ISG, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, net interest expense, net miscellaneous expense, and income tax expense are not allocated to segments.
We recorded no special charges during the three months ended November 30, 2023. Special charges during the three months ended November 30, 2022 of $6.9 million pertained to the ABL segment.
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended
	November 30, 2023	November 30, 2022
Net sales:
ABL	$876.4	$947.1
ISG	64.2	56.8
Eliminations(1)	(5.9)	(6.0)
Total	$934.7	$997.9

Operating profit:
ABL	$143.8	$118.1
ISG	5.3	7.7
Unallocated corporate amounts	(16.2)	(16.9)
Total	$132.9	$108.9
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reconciles operating profit by segment to income before income taxes for the periods presented (in millions):

	Three Months Ended
	November 30, 2023	November 30, 2022
Operating profit - ABL	$143.8	$118.1
Operating profit - ISG	5.3	7.7
Unallocated corporate amounts	(16.2)	(16.9)
Operating profit	132.9	108.9
Interest expense, net	0.9	6.6
Miscellaneous expense, net	1.1	9.1
Income before income taxes	$130.9	$93.2

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of November 30, 2023 and for the three months ended November 30, 2023 and 2022. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2023 (“Form 10-K”).
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
Our significant contractual cash requirements primarily include principal and interest on our unsecured notes, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K.
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
Cash
Our cash position at November 30, 2023 was $513.3 million, an increase of $115.4 million from August 31, 2023. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $190.0 million of cash flows from operating activities during the three months ended November 30, 2023, compared to $186.6 million in the prior-year period, an increase of $3.4 million. This increase was due primarily to increased pre-tax income, partially offset by lower collections from customers.

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
At November 30, 2023, our outstanding debt balance was $495.7 million, which consisted solely of our Unsecured Notes, compared to our cash position of $513.3 million. We were in compliance with all covenants under our financing arrangements as of November 30, 2023.
At November 30, 2023, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the facility. As of November 30, 2023, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $1.1 billion.
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

Summarized Balance Sheet Information	November 30, 2023	August 31, 2023
Current assets	$1,120.1	$995.7
Amounts due from non-guarantor affiliates	320.3	326.4
Non-current assets	1,365.8	1,377.9
Current liabilities	477.0	464.2
Non-current liabilities	792.1	785.4

Summarized Income Statement Information	Three Months Ended November 30, 2023
Net sales	$777.3
Gross profit	349.3
Net income	99.7
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to maintain our dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $14.6 million and $18.2 million in property, plant, and equipment during the three months ended November 30, 2023 and 2022, respectively. We invested primarily in new and enhanced information technology, equipment, and facility improvements in fiscal 2024.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions or divestitures during the first three months of fiscal 2024.
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
We sold our Sunoptics prismatic skylights business in November 2022 and recognized a pre-tax loss of $11.2 million on the sale of this business.
Refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for more information.

Dividends
We paid dividends on our common stock of $4.1 million ($0.13 per share) and $4.3 million ($0.13 per share) during the three months ended November 30, 2023 and 2022, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first three months of fiscal 2024, we repurchased 0.3 million shares of our outstanding common stock for $50.0 million. Total cash outflows for share repurchases during the three months ended November 30, 2023 were $48.2 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of November 30, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 0.9 million shares.

Results of Operations
First Quarter of Fiscal 2024 Compared with First Quarter of Fiscal 2023
The following table sets forth information comparing the components of net income for the three months ended November 30, 2023 and 2022 (in millions except per share data):

	Three Months Ended
	November 30, 2023	November 30, 2022	Increase (Decrease)		Percent Change
Net sales	$934.7	$997.9	$(63.2)		(6.3)%
Cost of products sold	506.3	581.4	(75.1)		(12.9)%
Gross profit	428.4	416.5	11.9		2.9%
Percent of net sales	45.8%	41.7%	410	bps
Selling, distribution, and administrative expenses	295.5	300.7	(5.2)		(1.7)%
Special charges	—	6.9	(6.9)		NM
Operating profit	132.9	108.9	24.0		22.0%
Percent of net sales	14.2%	10.9%	330	bps
Other expense:
Interest expense, net	0.9	6.6	(5.7)		(86.4)%
Miscellaneous expense, net	1.1	9.1	(8.0)		NM
Total other expense	2.0	15.7	(13.7)		(87.3)%
Income before income taxes	130.9	93.2	37.7		40.5%
Percent of net sales	14.0%	9.3%	470	bps
Income tax expense	30.3	18.3	12.0		65.6%
Effective tax rate	23.1%	19.6%
Net income	$100.6	$74.9	$25.7		34.3%
Diluted earnings per share	$3.21	$2.29	$0.92		40.2%
NM - not meaningful
Net Sales
Net sales for the first quarter of fiscal 2024 decreased $63.2 million, or 6.3%, to $934.7 million, compared with $997.9 million in the prior-year period due to a decline in sales within our ABL segment, partially offset by higher sales within our ISG segment. The fiscal 2023 acquisition of KE2 Therm and divestiture of our Sunoptics business did not have meaningful impacts on consolidated net sales for the first quarter of fiscal 2024.
Gross Profit
Gross profit for the first quarter of fiscal 2024 increased $11.9 million, or 2.9%, to $428.4 million, compared with $416.5 million in the prior-year period, and gross profit margin increased 410 basis points to 45.8% from 41.7% compared with the prior-year period. Our gross profit increased compared with the prior period due primarily to favorable material and import costs, partially offset by higher labor, overhead, and quality costs as well as the fall through of the net sales decline.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the first quarter of fiscal 2024 were $295.5 million, compared with $300.7 million in the prior-year period, a decrease of $5.2 million, or 1.7%. The decrease in SD&A expenses was due primarily to lower commissions, freight costs, and amortization, partially offset by higher employee-related costs. Amortization expense of definite-lived intangibles decreased in fiscal 2024 as we recorded $4.0 million of accelerated amortization for intangibles associated in fiscal 2023 with certain brands that were discontinued.
Operating profit for the first quarter of fiscal 2024 was $132.9 million (14.2% of net sales), compared with $108.9 million (10.9% of net sales) for the prior-year period, an increase of $24.0 million, or 22.0%. The increase in operating profit was due primarily to the increase in gross profit, partially offset by lower operating expenses.

We recognized special charges of $6.9 million during the first quarter of fiscal 2023. Please refer to the Special Charges footnote of the Note to Consolidated Financial Statements for further details.

Interest Expense, net
Interest expense, net, was $0.9 million and $6.6 million for the first quarter of fiscal 2024 and 2023, respectively. The decrease in net interest expense was due to higher investing rates on our interest-bearing cash and cash equivalents as well as lower average short-term borrowings outstanding.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $1.1 million and $9.1 million for the first quarter of fiscal 2024 and 2023, respectively. This year-over-year decrease is due primarily to the recognition of an $11.2 million loss on the sale of our Sunoptics prismatic skylights business in fiscal 2023, partially offset by the impact of foreign currency-related items compared to the prior year.
Income Taxes and Net Income
Our effective income tax rate was 23.1% and 19.6% for the first quarter of fiscal 2024 and 2023, respectively. This decline was due primarily to the recognition of higher favorable discrete items in the prior year.
Net income for the first quarter of fiscal 2024 increased $25.7 million, or 34.3%, to $100.6 million, from $74.9 million reported for the prior-year period. Diluted earnings per share for the first quarter of fiscal 2024 increased $0.92, or 40.2%, to $3.21 compared with diluted earnings per share of $2.29 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended November 30, 2023 and 2022 (in millions):

	Three Months Ended
	November 30, 2023	November 30, 2022	Increase (Decrease)	Percent Change
ABL:
Net sales	$876.4	$947.1	$(70.7)	(7.5)%
Operating profit	143.8	118.1	25.7	21.8%
Operating profit margin	16.4%	12.5%	390	bps

ISG:
Net sales	$64.2	$56.8	$7.4	13.0%
Operating profit	5.3	7.7	(2.4)	(31.2)%
Operating profit margin	8.3%	13.6%	(530)	bps
ABL net sales for the first quarter of fiscal 2024 decreased $70.7 million, or 7.5%, to $876.4 million, compared with $947.1 million in the prior-year period. Sales within the ABL segment decreased due to lower net sales across all channels except the retail sales channel.
Operating profit for ABL was $143.8 million (16.4% of ABL net sales) for the first quarter of fiscal 2024, compared with $118.1 million (12.5% of ABL net sales) in the prior-year period, an increase of $25.7 million. The increase in operating profit was due primarily to improved profitability on lower sales, partially offset by increased employee-related costs. During the first quarter of fiscal 2023, we recorded $6.9 million of special charges and $4.0 million of accelerated amortization expense for intangibles associated with certain brands that were discontinued.
ISG net sales for the first quarter of fiscal 2024 increased $7.4 million, or 13.0%, to $64.2 million, compared with $56.8 million in the prior-year period. Sales within the ISG segment increased due to the acquisition of KE2 Therm, price increases, and favorable product mix. ISG operating profit was $5.3 million for the first quarter of fiscal 2024, compared with $7.7 million in the prior-year period, a decrease of $2.4 million. This decrease was due primarily to increased employee-related costs and professional fees, partially offset by higher net sales.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. The scope of our efforts to comply with the SEC rules included all of our operations except for KE2 Therm Solutions, Inc. (“KE2 Therm”), which we acquired during the year ended August 31,2023. KE2 Therm constituted less than 2% of both total assets and equity as of November 30, 2023 and less than 1% of both the Company's net sales and pre-tax income for the three months ended November 30, 2023. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed KE2 Therm's internal control over financial reporting as of November 30, 2023. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, which as discussed herein excluded the operations of KE2 Therm, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2023.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three months ended November 30, 2023, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2022, the Board of Directors (the “Board”) authorized the repurchase of up to five million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of November 30, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 0.9 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2023:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
9/1/2023 through 9/30/2023	54,383	$164.83	54,383	1,175,407
10/1/2023 through 10/31/2023	49,883	$164.86	49,883	1,125,524
11/1/2023 through 11/30/2023	185,818	$176.77	185,818	939,706
Total	290,084	$172.48	290,084	939,706
Item 5.    Other Information
During the first quarter of fiscal 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(b)	Certificate of Amendment of Restated Certification of Incorporation of Acuity Brands, Inc. (formerly Acuity Brands Holdings, Inc.), dated as of September 26, 2007.	Reference is made to Exhibit 3.2 of registrant's Form 8-K as filed with the Commission on September 26, 2007, which is incorporated herein by reference.
	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 6, 2017.	Reference is made to Exhibit 3(c) of registrant's Form 10-Q as filed with the Commission on January 9, 2017, which is incorporated herein by reference.
	(d)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
	(e)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 7, 2021.	Reference is made to Exhibit 3(e) of registrant's Form 10-Q as filed with the Commission on January 7, 2021, which is incorporated herein by reference.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 9, 2024	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	January 9, 2024	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)