Form 10-Q
period 2024-02-29
ACUITY BRANDS INC
filed 2024-04-03
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-16583.
_____________________________________________
ACUITY BRANDS, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Common stock — $0.01 par value — 30,797,872 shares as of March 28, 2024.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	February 29, 2024	August 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$578.9	$397.9
Accounts receivable, less reserve for doubtful accounts of $1.2 and $1.3, respectively	494.9	555.3
Inventories	375.8	368.5
Prepayments and other current assets	97.2	73.5
Total current assets	1,546.8	1,395.2
Property, plant, and equipment, net	296.0	297.6
Operating lease right-of-use assets	76.2	84.1
Goodwill	1,097.1	1,097.9
Intangible assets, net	462.9	481.2
Deferred income taxes	0.8	3.0
Other long-term assets	46.0	49.5
Total assets	$3,525.8	$3,408.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322.4	$285.7
Current operating lease liabilities	19.6	19.7
Accrued compensation	83.9	103.3
Other current liabilities	172.0	186.7
Total current liabilities	597.9	595.4
Long-term debt	495.9	495.6
Long-term operating lease liabilities	67.5	75.5
Accrued pension liabilities	38.7	38.4
Deferred income taxes	42.3	59.0
Other long-term liabilities	133.9	129.2
Total liabilities	1,376.2	1,393.1
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.6 and 54.4 shares issued, respectively	0.5	0.5
Paid-in capital	1,087.7	1,066.8
Retained earnings	3,686.4	3,505.4
Accumulated other comprehensive loss	(112.7)	(112.6)
Treasury stock, at cost, of 23.7 and 23.4 shares, respectively	(2,512.3)	(2,444.7)
Total stockholders’ equity	2,149.6	2,015.4
Total liabilities and stockholders’ equity	$3,525.8	$3,408.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales	$905.9	$943.6	$1,840.6	$1,941.5
Cost of products sold	493.5	536.9	999.8	1,118.3
Gross profit	412.4	406.7	840.8	823.2
Selling, distribution, and administrative expenses	294.3	295.2	589.8	595.9
Special charges	—	—	—	6.9
Operating profit	118.1	111.5	251.0	220.4
Other expense:
Interest (income) expense, net	(0.1)	5.7	0.8	12.3
Miscellaneous expense (income), net	0.6	(3.7)	1.7	5.4
Total other expense	0.5	2.0	2.5	17.7
Income before income taxes	117.6	109.5	248.5	202.7
Income tax expense	28.4	26.3	58.7	44.6
Net income	$89.2	$83.2	$189.8	$158.1

Earnings per share(1):
Basic earnings per share	$2.89	$2.60	$6.13	$4.91
Basic weighted average number of shares outstanding	30.864	32.048	30.940	32.178
Diluted earnings per share	$2.84	$2.57	$6.05	$4.86
Diluted weighted average number of shares outstanding	31.399	32.386	31.388	32.545
Dividends declared per share	$0.15	$0.13	$0.28	$0.26

Comprehensive income:
Net income	$89.2	$83.2	$189.8	$158.1
Other comprehensive income (loss) items:
Foreign currency translation adjustments	0.7	(1.1)	(1.4)	(2.6)
Defined benefit plans, net of tax	0.7	1.0	1.3	2.1
Other comprehensive income (loss) items, net of tax	1.4	(0.1)	(0.1)	(0.5)
Comprehensive income	$90.6	$83.1	$189.7	$157.6
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$189.8	$158.1
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	45.6	48.5
Share-based payment expense	23.1	22.0
Loss on disposal of property, plant, and equipment	0.3	—
Asset impairment	—	4.3
Loss on sale of a business	—	11.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	60.1	142.6
Inventories	(4.7)	44.5
Prepayments and other current assets	(23.0)	(1.7)
Accounts payable	39.2	(69.1)
Other operating activities	(37.8)	(54.0)
Net cash provided by operating activities	292.6	306.4
Cash flows from investing activities:
Purchases of property, plant, and equipment	(29.0)	(35.6)
Other investing activities	(3.7)	6.4
Net cash used for investing activities	(32.7)	(29.2)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	—	(18.0)
Repurchases of common stock	(67.8)	(121.7)
Proceeds from stock option exercises and other	7.0	1.7
Payments of taxes withheld on net settlement of equity awards	(9.4)	(12.9)
Dividends paid	(8.8)	(8.5)
Net cash used for financing activities	(79.0)	(159.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	(2.0)
Net change in cash and cash equivalents	181.0	115.8
Cash and cash equivalents at beginning of period	397.9	223.2
Cash and cash equivalents at end of period	$578.9	$339.0
Supplemental cash flow information:
Income taxes paid during the period	$75.9	$52.1
Interest paid during the period	$18.4	$21.9
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
ISG Segment
Our ISG strategy is to make spaces smarter, safer, and greener by connecting the edge to the cloud. ISG offers building management solutions and building management software. ISG's building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”), lighting, shades, refrigeration, and building access that deliver end-to-end optimization of those building systems. ISG's intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, ISG's software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited, to Atrius®, Distech Controls®, and KE2 Therm Solutions®.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 29, 2024, our consolidated comprehensive income for the three and six months ended February 29, 2024 and February 28, 2023, and our consolidated cash flows for the six months ended February 29, 2024 and February 28, 2023. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2023 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2023 (File No. 001-16583) (“Form 10-K”).
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
Note 3 — Acquisitions and Divestitures
Acquisitions
Arize Assets
On January 19, 2024, we acquired certain assets related to Arize® horticulture lighting products from Current Lighting Solutions, LLC. The assets have been included in ABL's financial results since the date of acquisition and did not have a material impact to our consolidated financial condition, results of operations, or cash flows.
KE2 Therm
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
We accounted for the acquisition of KE2 Therm in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of this acquisition reflects preliminary goodwill within the ISG segment of $15.0 million at February 29, 2024, which is not expected to be deductible for tax purposes. The goodwill is primarily comprised of expected benefits related to expanding ISG's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining the operations of KE2 Therm with our operations.
We additionally recorded preliminary gross intangible assets of $18.0 million as of February 29, 2024, which reflect estimates for definite-lived intangibles with a preliminary estimated weighted average useful life of approximately 15 years.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise as we continue to gather information related to the identification and valuation of acquired assets and liabilities including, but not limited to, intangible assets and tax-related items. There were no measurement period adjustments during the first six months of fiscal 2024.
The operating results of KE2 Therm have been included in our financial statements since the date of acquisition and are not material to our consolidated financial condition, results of operations, or cash flows.
Divestitures
There were no divestitures during the first six months of fiscal 2024. The following discussion relates to fiscal year 2023 activities.
We sold our Sunoptics prismatic skylights business in November 2022. We transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill from the ABL segment. During the first quarter of fiscal 2023, we recognized a pre-tax loss on this sale of $11.2 million within Miscellaneous expense (income), net on the Consolidated Statements of Comprehensive Income. Additionally, we recorded impairment charges for certain retained assets as well as associate severance and other costs related to this sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

		February 29, 2024	August 31, 2023
Assets recorded at fair value:
Cash and cash equivalents	Level 1	$578.9	$397.9
Other financial instruments	Level 2	0.6	0.4
Assets in fair value hierarchy		579.5	398.3
Other investments(1)		7.2	7.2
Total assets at fair value		$586.7	$405.5
____________________________________
(1) Includes strategic investments in privately-held entities over which we do not exercise significant influence or control and without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any.
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
The estimated fair value of our senior unsecured public notes was $410.7 million and $401.4 million as of February 29, 2024 and August 31, 2023, respectively.
We had no short-term borrowings outstanding under our revolving credit facility as of February 29, 2024 and August 31, 2023. Such borrowings, if any, are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	February 29, 2024	August 31, 2023
Raw materials, supplies, and work in process (1)	$228.1	$214.0
Finished goods	179.6	180.3
Inventories excluding reserves	407.7	394.3
Less: Reserves	(31.9)	(25.8)
Total inventories	$375.8	$368.5
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	February 29, 2024	August 31, 2023
Land	$23.0	$23.0
Buildings and leasehold improvements	214.7	210.9
Machinery and equipment	743.5	727.9
Total property, plant, and equipment, at cost	981.2	961.8
Less: Accumulated depreciation and amortization	(685.2)	(664.2)
Property, plant, and equipment, net	$296.0	$297.6
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
We recorded amortization expense for definite-lived intangible assets of $10.0 million and $9.3 million during the three months ended February 29, 2024 and February 28, 2023, respectively, and $19.9 million and $22.9 million during the six months ended February 29, 2024 and February 28, 2023, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance at August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	(0.6)	(0.2)	(0.8)
Balance at February 29, 2024	$1,013.8	$83.3	$1,097.1

	ABL	ISG	Total
Balance at August 31, 2022	$1,014.2	$70.1	$1,084.3
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	(1.2)	(2.1)	(3.3)
Balance at February 28, 2023	$1,012.3	$68.0	$1,080.3
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	February 29, 2024	August 31, 2023
Customer incentive programs(1)	$19.8	$31.6
Refunds to customers(1)	24.8	25.6
Deferred revenues(1)	16.2	14.1
Sales commissions	28.0	35.7
Freight costs	11.2	15.0
Warranty and recall costs(2)	31.4	22.8
Tax-related items(3)	5.7	9.2
Interest on long-term debt(4)	2.3	2.3
Other	32.6	30.4
Total other current liabilities	$172.0	$186.7
____________________________________
(1) Refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements within our Form 10-K for additional information.
(2) Refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for additional information.
(3) Includes accruals for income, property, sales and use, and value-added taxes.
(4) Refer to the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for additional information.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc., a wholly-owned operating subsidiary of Acuity Brands, Inc., issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. At issuance we recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes.
The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Brands, Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Brands, Inc.
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at February 29, 2024 and August 31, 2023.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At February 29, 2024, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 29, 2024, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
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
Estimated liabilities for product warranty and recall costs are included in Other current liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Six Months Ended
	February 29, 2024	February 28, 2023
Beginning balance	$31.6	$27.3
Warranty and recall costs	28.7	19.1
Payments and other deductions	(20.2)	(18.4)
Ending balance	$40.1	$28.0
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2023	31.1	$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
Net income	—	—	—	100.6	—	—	100.6
Other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Share-based payment amortization, issuances, and cancellations	0.1	—	2.1	—	—	—	2.1
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.1)	—	—	(4.1)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(0.3)	—	—	—	—	(50.0)	(50.0)
Balance, November 30, 2023	30.9	0.5	1,070.5	3,601.9	(114.1)	(2,494.7)	2,064.1
Net income	—	—	—	89.2	—	—	89.2
Other comprehensive income	—	—	—	—	1.4	—	1.4
Share-based payment amortization, issuances, and cancellations	—	—	11.8	—	—	—	11.8
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.15 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	—	5.1	—	—	—	5.1
Repurchases of common stock	(0.1)	—	—	—	—	(17.6)	(17.6)
Balance, February 29, 2024	30.8	$0.5	$1,087.7	$3,686.4	$(112.7)	$(2,512.3)	$2,149.6
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.

	Common Stock Outstanding
	Shares(1)	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2022	32.5	$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8
Net income	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	(0.4)	—	(0.4)
Share-based payment amortization, issuances, and cancellations	0.2	—	(1.8)	—	—	—	(1.8)
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.3)	—	—	(4.3)
Stock options exercised	—	—	0.4	—	—	—	0.4
Repurchases of common stock	(0.5)	—	—	—	—	(77.6)	(77.6)
Balance, November 30, 2022	32.2	0.5	1,035.4	3,246.8	(126.2)	(2,253.0)	1,903.5
Net income	—	—	—	83.2	—	—	83.2
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Share-based payment amortization, issuances, and cancellations	—	—	10.9	—	—	—	10.9
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.2)	—	—	(4.2)
Stock options exercised	—	—	0.5	—	—	—	0.5
Repurchases of common stock	(0.2)	—	—	—	—	(46.5)	(46.5)
Balance, February 28, 2023	32.0	$0.5	$1,047.1	$3,325.8	$(126.3)	$(2,299.5)	$1,947.6
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.

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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	February 29, 2024	August 31, 2023
Current deferred revenues	$16.2	$14.1
Non-current deferred revenues	44.1	47.6
Current deferred revenues primarily consist of professional service and service-type warranty fees collected prior to performing the related service as well as software licenses and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the six months ended February 29, 2024 totaled $6.9 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from February 29, 2024 and consist primarily of orders for physical goods that have not yet been shipped.

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

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
ABL:
Independent sales network	$612.3	$635.3	$1,237.5	$1,309.0
Direct sales network	93.0	94.7	190.4	201.1
Retail sales	46.4	50.4	102.0	100.3
Corporate accounts	38.1	54.0	79.6	103.1
OEM and other	53.7	56.4	110.4	124.4
Total ABL	843.5	890.8	1,719.9	1,837.9
ISG	68.1	58.2	132.3	115.0
Eliminations	(5.7)	(5.4)	(11.6)	(11.4)
Total	$905.9	$943.6	$1,840.6	$1,941.5
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Share-based payment expense	$12.0	$11.3	$23.1	$22.0
We recognized excess tax benefits of $1.5 million and $1.7 million related to share-based payment awards during the six months ended February 29, 2024 and February 28, 2023, respectively.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Service cost	$1.2	$1.2	$2.3	$2.3
Interest cost	2.4	2.3	4.9	4.5
Expected return on plan assets	(2.2)	(2.4)	(4.4)	(4.8)
Amortization of prior service cost	—	0.6	—	1.3
Recognized actuarial loss	0.8	0.7	1.6	1.5
Net periodic pension cost	$2.2	$2.4	$4.4	$4.8
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
We recognized no special charges during the first six months of fiscal 2024.
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
Note 17 — Other Expense
The following table summarizes the components of other expense (income), net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Interest (income) expense, net:
Interest expense	$6.5	$7.6	$12.9	$15.5
Interest income	(6.6)	(1.9)	(12.1)	(3.2)
Interest (income) expense, net	(0.1)	5.7	0.8	12.3
Miscellaneous expense (income), net:
Non-service components of net periodic pension cost	1.0	1.2	2.1	2.5
Foreign currency transaction losses (gains)	0.2	(3.8)	0.8	(6.5)
Loss on sale of business	—	—	—	11.2
Other items	(0.6)	(1.1)	(1.2)	(1.8)
Miscellaneous expense (income), net	0.6	(3.7)	1.7	5.4
Other expense, net	$0.5	$2.0	$2.5	$17.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$89.2	$83.2	$189.8	$158.1
Basic weighted average shares outstanding	30.864	32.048	30.940	32.178
Common stock equivalents	0.535	0.338	0.448	0.367
Diluted weighted average shares outstanding	31.399	32.386	31.388	32.545
Basic earnings per share(1)	$2.89	$2.60	$6.13	$4.91
Diluted earnings per share(1)	$2.84	$2.57	$6.05	$4.86
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive for three and six months ended February 29, 2024 and February 28, 2023 were immaterial.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive income (loss) net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive loss before reclassifications	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.3	1.3
Net current period other comprehensive (loss) income	(1.4)	1.3	(0.1)
Balance at February 29, 2024	$(66.4)	$(46.3)	$(112.7)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive loss before reclassifications	(2.6)	—	(2.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	2.1	2.1
Net current period other comprehensive (loss) income	(2.6)	2.1	(0.5)
Balance at February 28, 2023	$(76.1)	$(50.2)	$(126.3)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	February 29, 2024			February 28, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$0.7	$—	$0.7	$(1.1)	$—	$(1.1)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	—	—	—	0.6	(0.1)	0.5
Actuarial losses	0.8	(0.1)	0.7	0.7	(0.2)	0.5
Total defined benefit pension plans, net	0.8	(0.1)	0.7	1.3	(0.3)	1.0
Other comprehensive income (loss)	$1.5	$(0.1)	$1.4	$0.2	$(0.3)	$(0.1)

	Six Months Ended
	February 29, 2024			February 28, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.4)	$—	$(1.4)	$(2.6)	$—	$(2.6)
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	—	—	—	1.3	(0.3)	1.0
Actuarial losses	1.6	(0.3)	1.3	1.5	(0.4)	1.1
Total defined benefit pension plans, net	1.6	(0.3)	1.3	2.8	(0.7)	2.1
Other comprehensive income (loss)	$0.2	$(0.3)	$(0.1)	$0.2	$(0.7)	$(0.5)
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
We recorded no special charges during the three and six months ended February 29, 2024. Special charges during the six months ended February 28, 2023 of $6.9 million pertained to the ABL segment.
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales:
ABL	$843.5	$890.8	$1,719.9	$1,837.9
ISG	68.1	58.2	132.3	115.0
Eliminations(1)	(5.7)	(5.4)	(11.6)	(11.4)
Total	$905.9	$943.6	$1,840.6	$1,941.5

Operating profit:
ABL	$126.0	$123.6	$269.8	$241.7
ISG	9.1	6.3	14.4	14.0
Unallocated corporate amounts	(17.0)	(18.4)	(33.2)	(35.3)
Total	$118.1	$111.5	$251.0	$220.4
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating profit - ABL	$126.0	$123.6	$269.8	$241.7
Operating profit - ISG	9.1	6.3	14.4	14.0
Unallocated corporate amounts	(17.0)	(18.4)	(33.2)	(35.3)
Operating profit	118.1	111.5	251.0	220.4
Interest (income) expense, net	(0.1)	5.7	0.8	12.3
Miscellaneous expense (income), net	0.6	(3.7)	1.7	5.4
Income before income taxes	$117.6	$109.5	$248.5	$202.7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of February 29, 2024 and for the three and six months ended February 29, 2024 and February 28, 2023. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2023 (“Form 10-K”).
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
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations, as well as various sources of financing. Our ability to generate sufficient cash flows from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases. Sufficient cash flow generation is also critical to fund our operations in the short and long terms and to maintain compliance with covenants contained in our financing agreements.
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
Cash
Our cash position at February 29, 2024 was $578.9 million, an increase of $181.0 million from August 31, 2023. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $292.6 million of cash flows from operating activities during the six months ended February 29, 2024, compared to $306.4 million in the prior-year period, a decrease of $13.8 million. This decrease was due primarily to more favorable operating working capital reductions in the prior year as well as an increase in income tax payments associated with higher profit, partially offset by higher pre-tax income.

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
At February 29, 2024, our outstanding debt balance was $495.9 million, which consisted solely of our Unsecured Notes, compared to our cash position of $578.9 million. We were in compliance with all covenants under our financing arrangements as of February 29, 2024.
At February 29, 2024, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the facility. As of February 29, 2024, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $1.2 billion.
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

Summarized Balance Sheet Information	February 29, 2024	August 31, 2023
Current assets	$1,180.1	$995.7
Amounts due from non-guarantor affiliates	321.4	326.4
Non-current assets	1,373.4	1,377.9
Current liabilities	468.3	464.2
Non-current liabilities	786.0	785.4

Summarized Income Statement Information	Six Months Ended February 29, 2024
Net sales	$1,521.8
Gross profit	679.2
Net income	189.2
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $29.0 million and $35.6 million in property, plant, and equipment during the six months ended February 29, 2024 and February 28, 2023, respectively. We invested primarily in new and enhanced information technology, equipment, and facility improvements in fiscal 2024 to date.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. Refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for more information.
Arize Assets
On January 19, 2024, we acquired certain assets related to Arize® horticulture lighting products from Current Lighting Solutions, LLC. The assets have been included in ABL's financial results since the date of acquisition and did not have a material impact to our consolidated financial condition, results of operations, or cash flows.
KE2 Therm
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
Divestitures
There were no divestitures during the first six months of fiscal 2024. We sold our Sunoptics prismatic skylights business in the first fiscal quarter of 2023 and recognized a pre-tax loss of $11.2 million on the sale of this business.
Dividends
We paid dividends on our common stock of $8.8 million ($0.28 per share) and $8.5 million ($0.26 per share) during the six months ended February 29, 2024 and February 28, 2023, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first six months of fiscal 2024, we repurchased 0.4 million shares of our outstanding common stock for $67.6 million. Total cash outflows for share repurchases during the six months ended February 29, 2024 were $67.8 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of February 29, 2024, 3.9 million shares remained available within the program to repurchase.

Results of Operations
Second Quarter of Fiscal 2024 Compared with Second Quarter of Fiscal 2023
The following table sets forth information comparing the components of net income for the three months ended February 29, 2024 and February 28, 2023 (in millions except per share data):

	Three Months Ended
	February 29, 2024	February 28, 2023	Increase (Decrease)		Percent Change
Net sales	$905.9	$943.6	$(37.7)		(4.0)%
Cost of products sold	493.5	536.9	(43.4)		(8.1)%
Gross profit	412.4	406.7	5.7		1.4%
Percent of net sales	45.5%	43.1%	240	bps
Selling, distribution, and administrative expenses	294.3	295.2	(0.9)		(0.3)%
Operating profit	118.1	111.5	6.6		5.9%
Percent of net sales	13.0%	11.8%	120	bps
Other expense:
Interest (income) expense, net	(0.1)	5.7	(5.8)		(101.8)%
Miscellaneous expense (income), net	0.6	(3.7)	4.3		NM
Total other expense	0.5	2.0	(1.5)		(75.0)%
Income before income taxes	117.6	109.5	8.1		7.4%
Percent of net sales	13.0%	11.6%	140	bps
Income tax expense	28.4	26.3	2.1		8.0%
Effective tax rate	24.1%	24.0%
Net income	$89.2	$83.2	$6.0		7.2%
Diluted earnings per share	$2.84	$2.57	$0.27		10.5%
NM - not meaningful
Net Sales
Net sales for the second quarter of fiscal 2024 decreased $37.7 million, or 4.0%, to $905.9 million, compared with $943.6 million in the prior-year period due to a decline in sales within our ABL segment, partially offset by higher sales within our ISG segment. Acquisitions did not have a meaningful impact on consolidated net sales for the second quarter of fiscal 2024.
Gross Profit
Gross profit for the second quarter of fiscal 2024 increased $5.7 million, or 1.4%, to $412.4 million, compared with $406.7 million in the prior-year period, and gross profit margin increased 240 basis points to 45.5% from 43.1% compared with the prior-year period. Our gross profit increased compared with the prior period due primarily to favorable material and import costs, partially offset by the fall through of the net sales decline as well as higher quality, labor, and overhead costs.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the second quarter of fiscal 2024 were $294.3 million, compared with $295.2 million in the prior-year period, a decrease of $0.9 million, or 0.3%.
Operating profit for the second quarter of fiscal 2024 was $118.1 million (13.0% of net sales), compared with $111.5 million (11.8% of net sales) for the prior-year period, an increase of $6.6 million, or 5.9%. The increase in operating profit was due primarily to the increase in gross profit.

Interest (Income) Expense, net
We reported net interest income of $0.1 million and net interest expense of $5.7 million for the second quarter of fiscal 2024 and 2023, respectively. Our fiscal 2024 net interest income reflects higher interest bearing cash and cash equivalent balances, higher investing rates on those balances, and lower average short term borrowings outstanding compared to the prior year.
Miscellaneous Expense (Income), net
Miscellaneous expense (income), net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $0.6 million and net miscellaneous income of $3.7 million for the second quarter of fiscal 2024 and 2023, respectively. This year-over-year change is due primarily to the impact of foreign currency-related items compared to the prior year.
Income Taxes and Net Income
Our effective income tax rate was 24.1% and 24.0% for the second quarter of fiscal 2024 and 2023, respectively.
Net income for the second quarter of fiscal 2024 increased $6.0 million, or 7.2%, to $89.2 million, from $83.2 million reported for the prior-year period. Diluted earnings per share for the second quarter of fiscal 2024 increased $0.27, or 10.5%, to $2.84 compared with diluted earnings per share of $2.57 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended February 29, 2024 and February 28, 2023 (in millions):

	Three Months Ended
	February 29, 2024	February 28, 2023	Increase (Decrease)	Percent Change
ABL:
Net sales	$843.5	$890.8	$(47.3)	(5.3)%
Operating profit	126.0	123.6	2.4	1.9%
Operating profit margin	14.9%	13.9%	100	bps

ISG:
Net sales	$68.1	$58.2	$9.9	17.0%
Operating profit	9.1	6.3	2.8	44.4%
Operating profit margin	13.4%	10.8%	260	bps
ABL net sales for the second quarter of fiscal 2024 decreased $47.3 million, or 5.3%, to $843.5 million, compared with $890.8 million in the prior-year period. Sales within the ABL segment decreased due to lower net sales across all channels. The second quarter of 2023 benefited from working through an elevated backlog.
Operating profit for ABL was $126.0 million (14.9% of ABL net sales) for the second quarter of fiscal 2024, compared with $123.6 million (13.9% of ABL net sales) in the prior-year period, an increase of $2.4 million. The increase in operating profit was due primarily to improved profitability on lower sales as well as lower sales-related costs, such as commissions and freight to customers.
ISG net sales for the second quarter of fiscal 2024 increased $9.9 million, or 17.0%, to $68.1 million, compared with $58.2 million in the prior-year period. Sales within the ISG segment increased due primarily to higher volume and the acquisition of KE2 Therm. ISG operating profit was $9.1 million for the second quarter of fiscal 2024, compared with $6.3 million in the prior-year period, an increase of $2.8 million. This increase was due primarily to contributions from higher net sales, partially offset by higher employee-related costs.

First Six Months of Fiscal 2024 Compared with First Six Months of Fiscal 2023
The following table sets forth information comparing the components of net income for the six months ended February 29, 2024 and February 28, 2023 (in millions except per share data):

	Six Months Ended
	February 29, 2024	February 28, 2023	Increase (Decrease)		Percent Change
Net sales	$1,840.6	$1,941.5	$(100.9)		(5.2)%
Cost of products sold	999.8	1,118.3	(118.5)		(10.6)%
Gross profit	840.8	823.2	17.6		2.1%
Percent of net sales	45.7%	42.4%	330	bps
Selling, distribution, and administrative expenses	589.8	595.9	(6.1)		(1.0)%
Special charges	—	6.9	(6.9)		NM
Operating profit	251.0	220.4	30.6		13.9%
Percent of net sales	13.6%	11.4%	220	bps
Other expense:
Interest expense, net	0.8	12.3	(11.5)		(93.5)%
Miscellaneous expense, net	1.7	5.4	(3.7)		NM
Total other expense	2.5	17.7	(15.2)		(85.9)%
Income before income taxes	248.5	202.7	45.8		22.6%
Percent of net sales	13.5%	10.4%	310	bps
Income tax expense	58.7	44.6	14.1		31.6%
Effective tax rate	23.6%	22.0%
Net income	$189.8	$158.1	$31.7		20.1%
Diluted earnings per share	$6.05	$4.86	$1.19		24.5%
NM - not meaningful

Net Sales
Net sales for the six months ended February 29, 2024 decreased $100.9 million, or 5.2%, to $1.84 billion compared with $1.94 billion in the prior-year period due to a decline in sales within our ABL segment, partially offset by higher sales within our ISG segment. Acquisitions and divestitures did not have meaningful impacts on consolidated net sales for the first six months of fiscal 2024.
Gross Profit
Gross profit for the six months ended February 29, 2024 increased $17.6 million, or 2.1%, to $840.8 million compared with $823.2 million in the prior-year period. Gross profit margin increased 330 basis points to 45.7% for the six months ended February 29, 2024 compared with 42.4% in the prior-year period. Our gross profit increased compared with the prior period due primarily to favorable material and import costs, partially offset by the fall through of the net sales decline as well as higher labor, overhead, and quality costs.
Operating Profit
SD&A expenses for the six months ended February 29, 2024 were $589.8 million compared with $595.9 million in the prior-year period, a decrease of $6.1 million, or 1.0%. The decrease in SD&A expenses was due primarily to lower commissions and freight costs associated with the decline in net sales as well as decreased amortization, partially offset by increased employee-related costs.
Amortization expense of definite-lived intangibles decreased in fiscal 2024 as we recorded $4.0 million of accelerated amortization in fiscal 2023 for intangibles associated with certain brands that were discontinued.
We recognized special charges of $6.9 million during the first six months of fiscal 2023. Please refer to the Special

Charges footnote of the Notes to Consolidated Financial Statements for further details.
Operating profit for the first six months of fiscal 2024 was $251.0 million (13.6% of net sales) compared with $220.4 million (11.4% of net sales) for the prior-year period, an increase of $30.6 million, or 13.9%. The increase in operating profit was due primarily to higher gross profit, lower SD&A expenses, and nonrecurring special charges in the first quarter of fiscal 2023.
Interest Expense, net
Interest expense, net was $0.8 million and $12.3 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease in net interest expense was due to higher interest bearing cash and cash equivalent balances, higher investing rates on those balances, and lower average short term borrowings outstanding compared to the prior year.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $1.7 million for the six months ended February 29, 2024 and $5.4 million for the six months ended February 28, 2023. This year-over-year decrease was due primarily to the recognition of an $11.2 million loss on the sale of our Sunoptics prismatic skylights business in fiscal 2023, partially offset by the impact of foreign currency-related items compared to the prior year.
Income Taxes and Net Income
Our effective income tax rate was 23.6% and 22.0% for the six months ended February 29, 2024 and February 28, 2023, respectively. This increase was due primarily to the recognition of higher favorable discrete items in the prior year.
Net income for the first six months of fiscal 2024 increased $31.7 million, or 20.1%, to $189.8 million from $158.1 million reported for the prior-year period. Diluted earnings per share for the six months ended February 29, 2024 increased $1.19 to $6.05 compared with diluted earnings per share of $4.86 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the six months ended February 29, 2024 and February 28, 2023 (in millions):

	Six Months Ended
	February 29, 2024	February 28, 2023	Increase (Decrease)	Percent Change
ABL:
Net sales	$1,719.9	$1,837.9	$(118.0)	(6.4)%
Operating profit	269.8	241.7	28.1	11.6%
Operating profit margin	15.7%	13.2%	250	bps

ISG:
Net sales	$132.3	$115.0	$17.3	15.0%
Operating profit	14.4	14.0	0.4	2.9%
Operating profit margin	10.9%	12.2%	(130)	bps
ABL net sales for the six months ended February 29, 2024 decreased 6.4% compared with the prior-year period due primarily to lower net sales across all channels except within the retail sales channel. The first six months of 2023 benefited from working through an elevated backlog.
Operating profit for ABL was $269.8 million (15.7% of ABL net sales) for the six months ended February 29, 2024 compared to $241.7 million (13.2% of ABL net sales) in the prior-year period, an increase of $28.1 million. The increase in operating profit was due primarily to improved profitability on lower sales as well as lower sales-related costs, such as commissions and freight to customers. During the first six months of fiscal 2023, we recorded within ABL $6.9 million of special charges and $4.0 million of accelerated amortization expense for intangibles associated with certain brands that were discontinued.
ISG net sales for the six months ended February 29, 2024 increased 15.0% compared with the prior-year period primarily driven by the acquisition of KE2 Therm as well as price increases and favorable product mix. ISG operating profit was $14.4 million for the six months ended February 29, 2024 compared with $14.0 million in the prior-year period, an increase of $0.4 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee-related costs and professional fees.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. The scope of our efforts to comply with the SEC rules included all of our operations except for KE2 Therm Solutions, Inc. (“KE2 Therm”), which we acquired during the year ended August 31,2023. KE2 Therm constituted less than 2% of both total assets and equity as of February 29, 2024 and less than 1% of both the Company's net sales and pre-tax income for the six months ended February 29, 2024. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed KE2 Therm's internal control over financial reporting as of February 29, 2024. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, which as discussed herein excluded the operations of KE2 Therm, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 29, 2024.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and six months ended February 29, 2024, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of February 29, 2024, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.9 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended February 29, 2024:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
12/1/2023 through 12/31/2023	53,277	$188.27	53,277	3,886,429
1/1/2024 through 1/31/2024	10,539	$236.86	10,539	3,875,890
2/1/2024 through 2/29/2024	20,730	$243.50	20,730	3,855,160
Total	84,546	$207.87	84,546	3,855,160
Item 5.    Other Information
During the second quarter of fiscal 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(b)	Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.4 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	April 3, 2024	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	April 3, 2024	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)