Form 10-Q
period 2024-05-31
ACUITY BRANDS INC
filed 2024-06-27
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024.

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
Common stock — $0.01 par value — 30,765,419 shares as of June 24, 2024.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	May 31, 2024	August 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$699.0	$397.9
Accounts receivable, less reserve for doubtful accounts of $1.5 and $1.3, respectively	512.3	555.3
Inventories	372.3	368.5
Prepayments and other current assets	90.4	73.5
Total current assets	1,674.0	1,395.2
Property, plant, and equipment, net	298.0	297.6
Operating lease right-of-use assets	71.7	84.1
Goodwill	1,096.7	1,097.9
Intangible assets, net	452.9	481.2
Deferred income taxes	0.8	3.0
Other long-term assets	48.8	49.5
Total assets	$3,642.9	$3,408.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323.3	$285.7
Current operating lease liabilities	19.3	19.7
Accrued compensation	88.0	103.3
Other current liabilities	174.7	186.7
Total current liabilities	605.3	595.4
Long-term debt	496.0	495.6
Long-term operating lease liabilities	63.4	75.5
Accrued pension liabilities	38.8	38.4
Deferred income taxes	42.0	59.0
Other long-term liabilities	142.7	129.2
Total liabilities	1,388.2	1,393.1
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.6 and 54.4 shares issued, respectively	0.5	0.5
Paid-in capital	1,103.4	1,066.8
Retained earnings	3,795.7	3,505.4
Accumulated other comprehensive loss	(111.9)	(112.6)
Treasury stock, at cost, of 23.9 and 23.4 shares, respectively	(2,533.0)	(2,444.7)
Total stockholders’ equity	2,254.7	2,015.4
Total liabilities and stockholders’ equity	$3,642.9	$3,408.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net sales	$968.1	$1,000.3	$2,808.7	$2,941.8
Cost of products sold	515.9	553.0	1,515.7	1,671.3
Gross profit	452.2	447.3	1,293.0	1,270.5
Selling, distribution, and administrative expenses	306.9	304.0	896.7	899.9
Special charges	—	—	—	6.9
Operating profit	145.3	143.3	396.3	363.7
Other (income) expense:
Interest (income) expense, net	(1.8)	3.9	(1.0)	16.2
Miscellaneous (income) expense, net	(0.5)	0.7	1.2	6.1
Total other (income) expense	(2.3)	4.6	0.2	22.3
Income before income taxes	147.6	138.7	396.1	341.4
Income tax expense	33.7	33.7	92.4	78.3
Net income	$113.9	$105.0	$303.7	$263.1

Earnings per share(1):
Basic earnings per share	$3.70	$3.31	$9.83	$8.22
Basic weighted average number of shares outstanding	30.829	31.682	30.905	32.006
Diluted earnings per share	$3.62	$3.28	$9.67	$8.13
Diluted weighted average number of shares outstanding	31.477	32.011	31.420	32.360
Dividends declared per share	$0.15	$0.13	$0.43	$0.39

Comprehensive income:
Net income	$113.9	$105.0	$303.7	$263.1
Other comprehensive income (loss) items:
Foreign currency translation adjustments	0.3	5.2	(1.1)	2.6
Defined benefit plans, net of tax	0.5	1.1	1.8	3.2
Other comprehensive income items, net of tax	0.8	6.3	0.7	5.8
Comprehensive income	$114.7	$111.3	$304.4	$268.9
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2024	May 31, 2023
Cash flows from operating activities:
Net income	$303.7	$263.1
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	68.5	70.4
Share-based payment expense	34.9	32.4
Loss on disposal of property, plant, and equipment	0.3	—
Asset impairment	—	4.3
Loss on sale of a business	—	11.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	42.5	123.9
Inventories	(1.2)	82.6
Prepayments and other current assets	(16.3)	(9.6)
Accounts payable	40.4	(53.4)
Other operating activities	(27.7)	(53.4)
Net cash provided by operating activities	445.1	471.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(41.0)	(48.0)
Acquisition of businesses, net of cash acquired	—	(35.4)
Other investing activities	(3.6)	7.0
Net cash used for investing activities	(44.6)	(76.4)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	—	(18.0)
Repurchases of common stock	(88.7)	(216.2)
Proceeds from stock option exercises and other	12.0	2.1
Payments of taxes withheld on net settlement of equity awards	(10.4)	(13.9)
Dividends paid	(13.4)	(12.7)
Net cash used for financing activities	(100.5)	(258.7)
Effect of exchange rate changes on cash and cash equivalents	1.1	(0.3)
Net change in cash and cash equivalents	301.1	136.1
Cash and cash equivalents at beginning of period	397.9	223.2
Cash and cash equivalents at end of period	$699.0	$359.3
Supplemental cash flow information:
Income taxes paid during the period	$120.1	$83.8
Interest paid during the period	$18.7	$22.3
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
ABL Segment
Our ABL strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: A-LightTM, Aculux®, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IndyTM, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, QUICKTRONIC®, Peerless®, RELOC® Wiring Solutions, and Sensor Switch®.
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
ISG Segment
Our mission in our ISG business is to make spaces smarter, safer, and greener through our strategy of connecting the edge to the cloud. ISG offers building management solutions and building management software. ISG's building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”), lighting, shades, refrigeration, and building access that deliver end-to-end optimization of those building systems. ISG's intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, ISG's software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited, to Atrius®, Distech Controls®, and KE2 Therm Solutions®.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2024, our consolidated comprehensive income for the three and nine months ended May 31, 2024 and May 31, 2023, and our consolidated cash flows for the nine months ended May 31, 2024 and May 31, 2023. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2023 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2023 (“Form 10-K”).
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
KE2 Therm
On May 15, 2023, using cash on hand, we acquired all of the equity interests of KE2 Therm Solutions, Inc. (“KE2 Therm”). KE2 Therm develops and provides intelligent refrigeration control solutions that deliver the precision of digital controls to promote safety, efficiency, and reliability, while delivering cost savings to the customer. This acquisition expanded ISG's technology and controls product portfolio and reached new customers.
We accounted for the acquisition of KE2 Therm in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). We finalized the acquisition accounting for the KE2 Therm acquisition during the third quarter of fiscal 2024. There were no material measurement period adjustments during fiscal 2024.
Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of this acquisition reflects goodwill within the ISG segment of $15.0 million, which is not deductible for tax purposes. The goodwill is comprised of expected benefits related to expanding ISG's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining KE2 Therm with our current businesses.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We additionally recorded gross intangible assets of $18.0 million, which reflect estimates for definite-lived intangibles with an estimated weighted average useful life of approximately 15 years.
The operating results of KE2 Therm have been included in our financial statements since the date of acquisition and are not material to our consolidated financial condition, results of operations, or cash flows.
Divestitures
There were no divestitures during the first nine months of fiscal 2024. The following discussion relates to fiscal year 2023 activities.
We sold our Sunoptics prismatic skylights business in November 2022. We transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill from the ABL segment. During the first quarter of fiscal 2023, we recognized a pre-tax loss on this sale of $11.2 million within Miscellaneous (income) expense, net on the Consolidated Statements of Comprehensive Income. Additionally, we recorded impairment charges for certain retained assets as well as associate severance and other costs related to this sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

		May 31, 2024	August 31, 2023
Assets recorded at fair value:
Cash and cash equivalents	Level 1	$699.0	$397.9
Other financial instruments	Level 2	0.7	0.4
Assets in fair value hierarchy		699.7	398.3
Other investments(1)		7.2	7.2
Total assets at fair value		$706.9	$405.5
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
The estimated fair value of our senior unsecured public notes was $416.0 million and $401.4 million as of May 31, 2024 and August 31, 2023, respectively.
We had no short-term borrowings outstanding under our revolving credit facility as of May 31, 2024 and August 31, 2023. Such borrowings, if any, are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to us. In many

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	May 31, 2024	August 31, 2023
Raw materials, supplies, and work in process (1)	$222.9	$214.0
Finished goods	178.1	180.3
Inventories excluding reserves	401.0	394.3
Less: Reserves	(28.7)	(25.8)
Total inventories	$372.3	$368.5
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	May 31, 2024	August 31, 2023
Land	$23.0	$23.0
Buildings and leasehold improvements	218.9	210.9
Machinery, equipment, and information technology	754.4	727.9
Total property, plant, and equipment, at cost	996.3	961.8
Less: Accumulated depreciation and amortization	(698.3)	(664.2)
Property, plant, and equipment, net	$298.0	$297.6
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
We recorded amortization expense for definite-lived intangible assets of $10.0 million and $9.2 million during the three months ended May 31, 2024 and 2023, respectively, and $29.9 million and $32.1 million during the nine months ended May 31, 2024 and 2023, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	ISG	Total
Balance at August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	(0.7)	(0.5)	(1.2)
Balance at May 31, 2024	$1,013.7	$83.0	$1,096.7

	ABL	ISG	Total
Balance at August 31, 2022	$1,014.2	$70.1	$1,084.3
Provisional amounts from acquired businesses	—	15.2	15.2
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	(0.2)	(1.9)	(2.1)
Balance at May 31, 2023	$1,013.3	$83.4	$1,096.7
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	May 31, 2024	August 31, 2023
Customer incentive programs(1)	$23.6	$31.6
Refunds to customers(1)	25.6	25.6
Deferred revenues(1)	15.0	14.1
Sales commissions	30.8	35.7
Freight costs	12.5	15.0
Warranty and recall costs(2)	21.7	22.8
Tax-related items(3)	6.0	9.2
Interest on long-term debt(4)	5.0	2.3
Other	34.5	30.4
Total other current liabilities	$174.7	$186.7
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at May 31, 2024 and August 31, 2023.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At May 31, 2024, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2024, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K other than the items discussed below.
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
Estimated liabilities for product warranty and recall costs are included in Other current liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty and recall costs during the periods presented (in millions):

	Nine Months Ended
	May 31, 2024	May 31, 2023
Beginning balance	$31.6	$27.3
Warranty and recall costs	35.8	36.1
Payments and other deductions	(30.1)	(32.2)
Ending balance	$37.3	$31.2
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
On December 1, 2023, the parties reached a proposed settlement and release of all claims in the class action and executed a Settlement Agreement and Release. The State Court of Fulton County, Georgia approved the settlement on May 21, 2024 with an effective date of June 25, 2024. The impact of the settlement was not material.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2023	31.1	$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
Net income	—	—	—	100.6	—	—	100.6
Other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Share-based payment amortization, issuances, and cancellations	0.1	—	2.1	—	—	—	2.1
Employee stock purchase plan issuances	—	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—	—	—	(4.1)	—	—	(4.1)
Stock options exercised	—	—	1.1	—	—	—	1.1
Repurchases of common stock	(0.3)	—	—	—	—	(50.0)	(50.0)
Balance, November 30, 2023	30.9	0.5	1,070.5	3,601.9	(114.1)	(2,494.7)	2,064.1
Net income	—	—	—	89.2	—	—	89.2
Other comprehensive income	—	—	—	—	1.4	—	1.4
Share-based payment amortization, issuances, and cancellations	—	—	11.8	—	—	—	11.8
Employee stock purchase plan issuances	—	—	0.3	—	—	—	0.3
Cash dividends of $0.15 per share paid on common stock	—	—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	—	5.1	—	—	—	5.1
Repurchases of common stock	(0.1)	—	—	—	—	(17.6)	(17.6)
Balance, February 29, 2024	30.8	0.5	1,087.7	3,686.4	(112.7)	(2,512.3)	2,149.6
Net income	—	—	—	113.9	—	—	113.9
Other comprehensive income	—	—	—	—	0.8	—	0.8
Share-based payment amortization, issuances, and cancellations	—	—	10.7	—	—	—	10.7
Employee stock purchase plan issuances	—	—	0.4	—	—	—	0.4
Cash dividends of $0.15 per share paid on common stock	—	—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	—	4.6	—	—	—	4.6
Repurchases of common stock	(0.1)	—	—	—	—	(20.7)	(20.7)
Balance, May 31, 2024	30.7	$0.5	$1,103.4	$3,795.7	$(111.9)	$(2,533.0)	$2,254.7
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
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	May 31, 2024	August 31, 2023
Current deferred revenues	$15.0	$14.1
Non-current deferred revenues	41.3	47.6
Current deferred revenues primarily consist of service-type warranty and professional service fees collected prior to performing the related service as well as software licenses. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2024 totaled $12.3 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from May 31, 2024 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
ABL:
Independent sales network	$637.1	$686.0	$1,874.6	$1,995.0
Direct sales network	97.0	103.9	287.4	305.0
Retail sales	45.7	48.0	147.7	148.3
Corporate accounts	60.5	44.4	140.1	147.5
OEM and other	58.2	58.4	168.6	182.8
Total ABL	898.5	940.7	2,618.4	2,778.6
ISG	75.7	65.8	208.0	180.8
Eliminations	(6.1)	(6.2)	(17.7)	(17.6)
Total	$968.1	$1,000.3	$2,808.7	$2,941.8
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Share-based payment expense	$11.8	$10.4	$34.9	$32.4

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Service cost	$1.1	$1.1	$3.4	$3.4
Interest cost	2.5	2.2	7.4	6.7
Expected return on plan assets	(2.1)	(2.3)	(6.5)	(7.1)
Amortization of prior service cost	—	0.7	—	2.0
Recognized actuarial loss	0.8	0.8	2.4	2.3
Net periodic pension cost	$2.3	$2.5	$6.7	$7.3
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
We recognized no special charges during the first nine months of fiscal 2024.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 — Other (Income) Expense
The following table summarizes the components of other (income) expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Interest (income) expense, net:
Interest expense	$6.3	$6.3	$19.2	$21.8
Interest income	(8.1)	(2.4)	(20.2)	(5.6)
Interest (income) expense, net	(1.8)	3.9	(1.0)	16.2
Miscellaneous (income) expense, net:
Non-service components of net periodic pension cost	1.2	1.4	3.3	3.9
Foreign currency transaction (gains) losses	(1.4)	—	(0.6)	(6.5)
Loss on sale of business	—	—	—	11.2
Other items	(0.3)	(0.7)	(1.5)	(2.5)
Miscellaneous (income) expense, net	(0.5)	0.7	1.2	6.1
Other (income) expense, net	$(2.3)	$4.6	$0.2	$22.3
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$113.9	$105.0	$303.7	$263.1
Basic weighted average shares outstanding	30.829	31.682	30.905	32.006
Common stock equivalents	0.648	0.329	0.515	0.354
Diluted weighted average shares outstanding	31.477	32.011	31.420	32.360
Basic earnings per share(1)	$3.70	$3.31	$9.83	$8.22
Diluted earnings per share(1)	$3.62	$3.28	$9.67	$8.13
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for three and nine months ended May 31, 2024 and May 31, 2023.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive (loss) income net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.8	1.8
Net current period other comprehensive (loss) income	(1.1)	1.8	0.7
Balance at May 31, 2024	$(66.1)	$(45.8)	$(111.9)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive loss before reclassifications	2.6	—	2.6
Amounts reclassified from accumulated other comprehensive loss (1)	—	3.2	3.2
Net current period other comprehensive income	2.6	3.2	5.8
Balance at May 31, 2023	$(70.9)	$(49.1)	$(120.0)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	May 31, 2024			May 31, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$0.3	$—	$0.3	$5.2	$—	$5.2
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	—	—	—	0.7	(0.2)	0.5
Actuarial losses	0.8	(0.3)	0.5	0.8	(0.2)	0.6
Total defined benefit pension plans, net	0.8	(0.3)	0.5	1.5	(0.4)	1.1
Other comprehensive income (loss)	$1.1	$(0.3)	$0.8	$6.7	$(0.4)	$6.3

	Nine Months Ended
	May 31, 2024			May 31, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.1)	$—	$(1.1)	$2.6	$—	$2.6
Defined benefit pension plans:
Amortization of defined benefit pension items:
Prior service cost	—	—	—	2.0	(0.5)	1.5
Actuarial losses	2.4	(0.6)	1.8	2.3	(0.6)	1.7
Total defined benefit pension plans, net	2.4	(0.6)	1.8	4.3	(1.1)	3.2
Other comprehensive income (loss)	$1.3	$(0.6)	$0.7	$6.9	$(1.1)	$5.8
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
We recorded no special charges during the three and nine months ended May 31, 2024. We recorded no special charges during the three months ended May 31, 2023. Special charges during the nine months ended May 31, 2023 of $6.9 million pertained to the ABL segment.
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net sales:
ABL	$898.5	$940.7	$2,618.4	$2,778.6
ISG	75.7	65.8	208.0	180.8
Eliminations(1)	(6.1)	(6.2)	(17.7)	(17.6)
Total	$968.1	$1,000.3	$2,808.7	$2,941.8

Operating profit:
ABL	$151.5	$150.0	$421.3	$391.7
ISG	12.5	8.6	26.9	22.7
Unallocated corporate amounts	(18.7)	(15.3)	(51.9)	(50.7)
Total	$145.3	$143.3	$396.3	$363.7
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Operating profit - ABL	$151.5	$150.0	$421.3	$391.7
Operating profit - ISG	12.5	8.6	26.9	22.7
Unallocated corporate amounts	(18.7)	(15.3)	(51.9)	(50.7)
Operating profit	145.3	143.3	396.3	363.7
Interest (income) expense, net	(1.8)	3.9	(1.0)	16.2
Miscellaneous (income) expense, net	(0.5)	0.7	1.2	6.1
Income before income taxes	$147.6	$138.7	$396.1	$341.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of May 31, 2024 and for the three and nine months ended May 31, 2024 and May 31, 2023. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2023 (“Form 10-K”).
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
Cash
Our cash position at May 31, 2024 was $699.0 million, an increase of $301.1 million from August 31, 2023. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $445.1 million of cash flows from operating activities during the nine months ended May 31, 2024, compared to $471.5 million in the prior-year period, a decrease of $26.4 million. This decrease was due primarily to more favorable operating working capital reductions in fiscal 2023 as well as the timing of income tax payments in fiscal 2024, partially offset by higher pre-tax income in fiscal 2024.

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
At May 31, 2024, our outstanding debt balance was $496.0 million, which consisted solely of our Unsecured Notes, compared to our cash position of $699.0 million. We were in compliance with all covenants under our financing arrangements as of May 31, 2024.
At May 31, 2024, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the facility. As of May 31, 2024, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $1.3 billion.
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

Summarized Balance Sheet Information	May 31, 2024	August 31, 2023
Current assets	$1,326.9	$995.7
Amounts due from non-guarantor affiliates	329.0	326.4
Non-current assets	1,367.1	1,377.9
Current liabilities	487.0	464.2
Non-current liabilities	792.0	785.4

Summarized Income Statement Information	Nine Months Ended May 31, 2024
Net sales	$2,307.0
Gross profit	1,063.0
Net income	310.2
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $41.0 million and $48.0 million in property, plant, and equipment during the nine months ended May 31, 2024 and May 31, 2023, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2024 to date.
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
KE2 Therm
On May 15, 2023, using cash on hand, we acquired all of the equity interests of KE2 Therm Solutions, Inc. (“KE2 Therm”). KE2 Therm develops and provides intelligent refrigeration control solutions that deliver the precision of digital controls to promote safety, efficiency, and reliability, while delivering cost savings to the customer. This acquisition expanded ISG's technology and controls product portfolio and reached new customers.
Divestitures
There were no divestitures during the first nine months of fiscal 2024. We sold our Sunoptics prismatic skylights business in the first fiscal quarter of 2023 and recognized a pre-tax loss of $11.2 million on the sale of this business.
Dividends
We paid dividends on our common stock of $13.4 million ($0.43 per share) and $12.7 million ($0.39 per share) during the nine months ended May 31, 2024 and May 31, 2023, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first nine months of fiscal 2024 and 2023, we repurchased 0.5 million and 1.3 million shares of our outstanding common stock for $88.3 million and $218.8 million, respectively. Total cash outflows for share repurchases during the nine months ended May 31, 2024 and May 31, 2023 were $88.7 million and $216.2 million, respectively. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of May 31, 2024, 3.8 million shares remained available within the program to repurchase.

Results of Operations
Third Quarter of Fiscal 2024 Compared with Third Quarter of Fiscal 2023
The following table sets forth information comparing the components of net income for the three months ended May 31, 2024 and May 31, 2023 (in millions except per share data):

	Three Months Ended
	May 31, 2024	May 31, 2023	Increase (Decrease)		Percent Change
Net sales	$968.1	$1,000.3	$(32.2)		(3.2)%
Cost of products sold	515.9	553.0	(37.1)		(6.7)%
Gross profit	452.2	447.3	4.9		1.1%
Percent of net sales	46.7%	44.7%	200	bps
Selling, distribution, and administrative expenses	306.9	304.0	2.9		1.0%
Operating profit	145.3	143.3	2.0		1.4%
Percent of net sales	15.0%	14.3%	70	bps
Other (income) expense:
Interest (income) expense, net	(1.8)	3.9	(5.7)		(146.2)%
Miscellaneous (income) expense, net	(0.5)	0.7	(1.2)		NM
Total other (income) expense	(2.3)	4.6	(6.9)		(150.0)%
Income before income taxes	147.6	138.7	8.9		6.4%
Percent of net sales	15.2%	13.9%	130	bps
Income tax expense	33.7	33.7	—		—%
Effective tax rate	22.8%	24.3%
Net income	$113.9	$105.0	$8.9		8.5%
Diluted earnings per share	$3.62	$3.28	$0.34		10.4%
NM - not meaningful
Net Sales
Net sales for the third quarter of fiscal 2024 decreased $32.2 million, or 3.2%, to $968.1 million, compared with $1.0 billion in the prior-year period due to a decline in sales within our ABL segment, partially offset by higher sales within our ISG segment. Acquisitions did not have a meaningful impact on consolidated net sales for the third quarter of fiscal 2024.
Gross Profit
Gross profit for the third quarter of fiscal 2024 increased $4.9 million, or 1.1%, to $452.2 million, compared with $447.3 million in the prior-year period, and gross profit margin increased 200 basis points to 46.7% from 44.7% compared with the prior-year period. Our gross profit increased compared with the prior period due primarily to favorable material costs, which outpaced the impact of lower net sales and higher production costs.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the third quarter of fiscal 2024 were $306.9 million, compared with $304.0 million in the prior-year period, an increase of $2.9 million, or 1.0%. The increase in SD&A expenses was due primarily to higher employee-related costs, partially offset by lower commissions and freight costs associated with the decline in net sales.
Operating profit for the third quarter of fiscal 2024 was $145.3 million (15.0% of net sales), compared with $143.3 million (14.3% of net sales) for the prior-year period, an increase of $2.0 million, or 1.4%. The increase in operating profit was due primarily to the increase in gross profit, partially offset by higher operating expenses.

Interest (Income) Expense, net
We reported net interest income of $1.8 million and net interest expense of $3.9 million for the third quarter of fiscal 2024 and 2023, respectively. Our fiscal 2024 net interest income reflects higher interest bearing cash and cash equivalent balances, higher investing rates on those balances, and lower average short-term borrowings outstanding compared to the prior year.
Miscellaneous (Income) Expense, net
Miscellaneous (income) expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous income of $0.5 million and net miscellaneous expense of $0.7 million for the third quarter of fiscal 2024 and 2023, respectively. This year-over-year change is due primarily to the impact of foreign currency-related items compared to the prior year.
Income Taxes and Net Income
Our effective income tax rate was 22.8% and 24.3% for the third quarter of fiscal 2024 and 2023, respectively. This decrease was due primarily to higher discrete items for research and development tax credits as well as excess tax benefits on stock compensation in the third quarter of fiscal 2024. We recognized excess tax benefits of $0.2 million related to share-based payment awards for the third quarter of fiscal 2024. We recognized no excess tax benefits related to share-based payment awards for the third quarter of fiscal 2023.
Net income for the third quarter of fiscal 2024 increased $8.9 million, or 8.5%, to $113.9 million, from $105.0 million reported for the prior-year period. Diluted earnings per share for the third quarter of fiscal 2024 increased $0.34, or 10.4%, to $3.62 compared with diluted earnings per share of $3.28 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the three months ended May 31, 2024 and May 31, 2023 (in millions):

	Three Months Ended
	May 31, 2024	May 31, 2023	Increase (Decrease)	Percent Change
ABL:
Net sales	$898.5	$940.7	$(42.2)	(4.5)%
Operating profit	151.5	150.0	1.5	1.0%
Operating profit margin	16.9%	15.9%	100	bps

ISG:
Net sales	$75.7	$65.8	$9.9	15.0%
Operating profit	12.5	8.6	3.9	45.3%
Operating profit margin	16.5%	13.1%	340	bps
ABL net sales for the third quarter of fiscal 2024 decreased $42.2 million, or 4.5%, to $898.5 million, compared with $940.7 million in the prior-year period. Sales within the ABL segment decreased due to lower net sales across all channels, except for corporate accounts. Net sales in the third quarter of 2023 benefited from working through an elevated backlog.
Operating profit for ABL was $151.5 million (16.9% of ABL net sales) for the third quarter of fiscal 2024, compared with $150.0 million (15.9% of ABL net sales) in the prior-year period, an increase of $1.5 million. The increase in operating profit was due to improved profitability on lower sales as well as lower sales-related costs, such as commissions and freight to customers.
ISG net sales for the third quarter of fiscal 2024 increased $9.9 million, or 15.0%, to $75.7 million, compared with $65.8 million in the prior-year period. The increase in sales within the ISG segment is attributed to higher sales of Distech products as well as the acquisition of KE2 Therm. ISG operating profit was $12.5 million for the third quarter of fiscal 2024, compared with $8.6 million in the prior-year period, an increase of $3.9 million. This increase was due primarily to contributions from higher net sales, partially offset by higher employee-related costs.

First Nine Months of Fiscal 2024 Compared with First Nine Months of Fiscal 2023
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2024 and May 31, 2023 (in millions except per share data):

	Nine Months Ended
	May 31, 2024	May 31, 2023	Increase (Decrease)		Percent Change
Net sales	$2,808.7	$2,941.8	$(133.1)		(4.5)%
Cost of products sold	1,515.7	1,671.3	(155.6)		(9.3)%
Gross profit	1,293.0	1,270.5	22.5		1.8%
Percent of net sales	46.0%	43.2%	280	bps
Selling, distribution, and administrative expenses	896.7	899.9	(3.2)		(0.4)%
Special charges	—	6.9	(6.9)		NM
Operating profit	396.3	363.7	32.6		9.0%
Percent of net sales	14.1%	12.4%	170	bps
Other expense:
Interest (income) expense, net	(1.0)	16.2	(17.2)		(106.2)%
Miscellaneous expense, net	1.2	6.1	(4.9)		NM
Total other expense	0.2	22.3	(22.1)		(99.1)%
Income before income taxes	396.1	341.4	54.7		16.0%
Percent of net sales	14.1%	11.6%	250	bps
Income tax expense	92.4	78.3	14.1		18.0%
Effective tax rate	23.3%	22.9%
Net income	$303.7	$263.1	$40.6		15.4%
Diluted earnings per share	$9.67	$8.13	$1.54		18.9%
NM - not meaningful

Net Sales
Net sales for the nine months ended May 31, 2024 decreased $133.1 million, or 4.5%, to $2.81 billion compared with $2.94 billion in the prior-year period due to a decline in sales within our ABL segment, partially offset by higher sales within our ISG segment. Acquisitions and divestitures did not have meaningful impacts on consolidated net sales for the first nine months of fiscal 2024.
Gross Profit
Gross profit for the nine months ended May 31, 2024 increased $22.5 million, or 1.8%, to $1.29 billion compared with $1.27 billion million in the prior-year period. Gross profit margin increased 280 basis points to 46.0% for the nine months ended May 31, 2024 compared with 43.2% in the prior-year period. Our gross profit increased compared with the prior period due primarily to favorable material and import costs, which outpaced the impact of lower net sales and higher production costs.
Operating Profit
SD&A expenses for the nine months ended May 31, 2024 were $896.7 million compared with $899.9 million in the prior-year period, a decrease of $3.2 million, or 0.4%. The decrease in SD&A expenses was due primarily to lower commissions and freight costs associated with the decline in net sales as well as lower amortization expense, partially offset by increased employee-related costs.
Amortization expense of definite-lived intangibles decreased in fiscal 2024 as we recorded $4.0 million of accelerated amortization in fiscal 2023 for intangibles associated with certain brands that were discontinued.
We recognized special charges of $6.9 million during the first nine months of fiscal 2023. Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.

Operating profit for the first nine months of fiscal 2024 was $396.3 million (14.1% of net sales) compared with $363.7 million (12.4% of net sales) for the prior-year period, an increase of $32.6 million, or 9.0%. The increase in operating profit was due primarily to higher gross profit, lower SD&A expenses, and nonrecurring special charges in the first quarter of fiscal 2023.
Interest (Income) Expense, net
We reported net interest income of $1.0 million and net interest expense of $16.2 million for the nine months ended May 31, 2024 and May 31, 2023, respectively. The decrease in net interest expense was due to higher interest bearing cash and cash equivalent balances, higher investing rates on those balances, and lower average short-term borrowings outstanding compared to the prior year.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $1.2 million for the nine months ended May 31, 2024 and $6.1 million for the nine months ended May 31, 2023. This year-over-year decrease was due primarily to the recognition of an $11.2 million loss on the sale of our Sunoptics prismatic skylights business in fiscal 2023, partially offset by the impact of foreign currency-related items compared to the prior year.
Income Taxes and Net Income
Our effective income tax rate was 23.3% and 22.9% for the nine months ended May 31, 2024 and May 31, 2023, respectively. This increase was due primarily to the recognition of higher favorable discrete items in the prior year. We recognized excess tax benefits of $1.8 million and $1.7 million related to share-based payment awards during the nine months ended May 31, 2024 and May 31, 2023, respectively.
Net income for the first nine months of fiscal 2024 increased $40.6 million, or 15.4%, to $303.7 million from $263.1 million reported for the prior-year period. Diluted earnings per share for the nine months ended May 31, 2024 increased $1.54 to $9.67 compared with diluted earnings per share of $8.13 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the nine months ended May 31, 2024 and May 31, 2023 (in millions):

	Nine Months Ended
	May 31, 2024	May 31, 2023	Increase (Decrease)	Percent Change
ABL:
Net sales	$2,618.4	$2,778.6	$(160.2)	(5.8)%
Operating profit	421.3	391.7	29.6	7.6%
Operating profit margin	16.1%	14.1%	200	bps

ISG:
Net sales	$208.0	$180.8	$27.2	15.0%
Operating profit	26.9	22.7	4.2	18.5%
Operating profit margin	12.9%	12.6%	30	bps
ABL net sales for the nine months ended May 31, 2024 decreased 5.8% compared with the prior-year period due to lower net sales across all channels. Net sales in fiscal 2023 benefited from working through an elevated backlog.
Operating profit for ABL was $421.3 million (16.1% of ABL net sales) for the nine months ended May 31, 2024 compared to $391.7 million (14.1% of ABL net sales) in the prior-year period, an increase of $29.6 million. The increase in operating profit was due primarily to improved profitability on lower sales as well as lower sales-related costs, such as commissions and freight to customers.
During the first nine months of fiscal 2023, we recorded within ABL $6.9 million of special charges and $4.0 million of accelerated amortization expense for intangibles associated with certain brands that were discontinued.

ISG net sales for the nine months ended May 31, 2024 increased 15.0% compared with the prior-year period primarily driven by the acquisition of KE2 Therm as well as higher demand, price increases, and favorable product mix for Distech products. ISG operating profit was $26.9 million for the nine months ended May 31, 2024 compared with $22.7 million in the prior-year period, an increase of $4.2 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee-related costs and professional fees.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2024.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and nine months ended May 31, 2024, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1a. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of May 31, 2024, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended May 31, 2024:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/1/2024 through 3/31/2024	19,152	$263.34	19,152	3,836,008
4/1/2024 through 4/30/2024	28,355	$255.89	28,355	3,807,653
5/1/2024 through 5/31/2024	32,016	$261.81	32,016	3,775,637
Total	79,523	$260.07	79,523	3,775,637
Item 5.    Other Information
During the third quarter of fiscal 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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
ACUITY BRANDS, INC.

Date:	June 27, 2024	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	June 27, 2024	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)