Form 10-K
period 2024-08-31
ACUITY BRANDS INC
filed 2024-10-28
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $251.24 as quoted on the New York Stock Exchange on February 29, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7.6 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,863,344 shares as of October 23, 2024.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2025 Annual Meeting of Stockholders

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
ABL Segment
Our ABL strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, corporate accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. Our customers are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered primarily through a network of distribution centers as well as directly from our manufacturing facilities using both common carriers and an internally-managed truck fleet.
ISG Segment
Our ISG strategy is to make spaces smarter, safer, and greener by connecting the edge to the cloud. ISG offers building management solutions and building management software. Our building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”), lighting, shades, refrigeration, and building access that deliver end-to-end optimization of those building systems. Our intelligent building management software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to, Atrius® and Distech Controls®.
Marketing
We market our product portfolio and service capabilities to customers and end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print and digital advertising in industry publications, product brochures, and other literature, as well as through digital marketing and social media. We operate training and education facilities in various locations in North America and Europe designed to enhance the lighting, lighting controls, and building management systems knowledge of customers and industry professionals.
Manufacturing and Distribution
We operate eighteen manufacturing facilities, including seven in Mexico, six in the United States, three in Canada, and two in Europe. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2024 by significant geographic region.

	Manufactured	Purchased	Total
United States	15%	9%	24%
Mexico	53%	—%	53%
Asia	—%	17%	17%
Others	6%	—%	6%
Total	74%	26%	100%
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
We operate seven distribution facilities, including five facilities in the United States and two in Canada.
During fiscal 2024, net sales initiated outside of the U.S. represented approximately 15% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales, operating profit, and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product service or significant improvement to an existing product or service. We invest in product vitality, including enhancement of existing offerings, with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications with a platform to enhance data analytics offerings for building performance, enterprise operations, and personal experiences. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but the amounts do not include all new product development costs. For fiscal 2024, 2023, and 2022, R&D expenses totaled $102.3 million, $97.1 million, and $95.1 million, respectively.
Industry Overview
Our addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; lighting controls; HVAC controls; refrigeration controls; and building technology controls, software, and systems.
We operate in highly competitive industries that are affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, population growth, government stimulus, employment levels, credit availability, interest rates and inflation, building costs, freight, construction-related labor availability and costs, building occupancy rates, imports and trade, energy costs, freight costs, tariffs, commodity costs, and commodity availability. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available, though internal estimates based on third-party data estimate the size of the markets to be about the same. The volume of non-residential construction activity in commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting and building management solutions. Demand for our residential lighting products is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.
Our market is influenced by evolving technologies. This evolution includes: the development of new or improved lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; design strategies and technologies addressing sustainability and facilitating intelligent buildings; and incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building technology solutions. We are a leading provider of integrated lighting and building technology solutions that utilize internally developed, licensed, or acquired intellectual property.

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
On an ongoing basis, we allocate resources, including investments in capital and operating costs, to comply with laws and regulations. We do not currently believe that the costs of complying with government regulations have a material impact on our financial condition, results of operations, or cash flows. However, we may be affected by current or future standards, laws, or regulations, including those imposed in response to energy, material content, climate change, product functionality, geopolitics, corporate social responsibility, employee health and safety, privacy, or similar concerns. These standards, laws, and regulations may impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and services. They may also place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or may impact the willingness of certain investors to own our shares. See Part I, Item 1A. Risk Factors for additional information.
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
Intellectual Property
We own various domestic and foreign patents, copyrights, trade secrets, trademarks, and other intellectual property, which are important factors for our businesses. We rely on patent, copyright, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may take actions that infringe on our intellectual property. We also have licenses to certain patents and trademarks which, if not renewed, could adversely impact our business. As of August 31, 2024, we had approximately 1,600 total patent assets including issued U.S. and foreign patents as well as pending U.S. and foreign patent applications. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.

Seasonality and Cyclicality
Our business exhibits some seasonality, with net sales being affected by weather and seasonal demand on construction and installation programs, particularly during the winter months, as well as the annual budget cycles of major customers. Historically, with certain exceptions, we have experienced our highest sales in the last two quarters of our fiscal year due to these factors.
Our lighting and building technology solutions are sold to customers in both the new construction as well as renovation and retrofit markets for residential and non-residential applications. The construction market is cyclical in nature and subject to changes in general economic conditions and fiscal policies. Sales volume may have an impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material adverse effect on our net sales, operating income, financial position, and cash flows.
Human Capital
We employed approximately 13,200 employees at August 31, 2024, of which approximately 3,600 were employed in the United States and approximately 8,700 were employed in Mexico. Our remaining employees were employed in other international locations including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements in place or in process cover approximately 1,300 and 7,400 employees in the United States and Mexico, respectively. Arrangements related to approximately 700 employees in the United States will expire within the next fiscal year. Arrangements for approximately 7,400 employees in Mexico will expire within the next fiscal year, primarily due to statutory requirements of annual negotiations of union contracts. We believe that we have strong relationships with both our unionized and non-unionized employees.
Growth, Development, and Inclusion
A key pillar to attract, develop, and retain top talent is our focus on the growth and development of our employees. In fiscal 2024, we remained focused on development through development plans for employees, special projects, training opportunities, and other activities. Our performance management and other processes are intended to align employee aspirations, interests, performance, and experiences with the talent needs that enable the business. Managers and employees conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an employee development culture.
Investing in the development of our employees is part of our operating system and correlates to our preparedness to meet current and future strategic priorities of the business. In fiscal 2024, we continued a management effectiveness series focused on coaching to performance, which we offered through in-person events and ongoing sustainment activities. We also provide a digital platform with learning content and resources to help employees expand their knowledge, skills, and abilities through self-directed learning initiatives. We provide on demand, virtual, and in-person instructor led classes to help employees and customers expand their lighting, controls, and building management technical knowledge through Acuity Academy and other resources.
Our goal is to ensure that all employees feel valued, respected, and accepted for their contributions regardless of their race, sex, religion, ethnicity, age, gender identity, disabilities, national origin, sexual orientation, or other unique characteristics. To promote diversity in the workplace, we sponsor an Inclusion and Belonging Council that is responsible for setting our diversity strategy and initiatives, many resulting from employee feedback. Our Inclusion and Belonging Council consists of members of management as well as key human resource process leaders and leaders from our various employee resource groups. We currently have five employee resource groups: Mind Matters; Minorities Amplifying Growth, Inclusion, and Community (“MAGIC”); People Respecting Identity, Diversity, and Equity (“PRIDE”); the Women’s Network; and the Veterans Network. These groups are designed to embrace, celebrate, and recognize the power of diversity.
Compensation and Benefits
We review our compensation and benefit plans annually to ensure that we are providing competitive, contemporary, and inclusive programs so we can attract and retain the best people and support the health and well-being of our employees and their families. Based on this review, we offer a competitive total rewards package to our employees that includes base compensation, annual cash incentive programs, stock grants with service and/ or performance requirements, health benefits, and/or retirement benefits commensurate with an employee's position, skill set, and experience.

Health and Safety
We strive to ensure our employees have a safe and collaborative work environment. Our management practices promote Environmental, Health & Safety (“EHS”) excellence. To achieve this standard, we have instituted an EHS Management System based on the goals and guidelines of the International Standards of Operation for Environmental Management, International Standards for Occupational Health & Safety Management, and our own guiding principles. These guidelines include identifying and controlling hazardous exposures for the prevention of injuries, preventing pollution, and complying with all relevant legal and other requirements. We review each facility’s qualitative and quantitative results, with an emphasis on leading indicators that help avoid violations, accidents, and injuries. A variety of different metrics is averaged to determine a facility’s performance, which is used to find continuous improvement opportunities.
Environmental Sustainability
We save energy and help reduce carbon emissions through our lighting, lighting controls, and building management solutions by replacing older technologies, and we drive innovation and productivity across our business to minimize our impact on the environment. We have extended the capabilities of our energy data management software to help enable users to track and report their carbon footprint. We also seek to use raw materials more efficiently and to operate our own facilities in a more intelligent, environmentally-friendly manner. We regularly communicate progress on our environmental commitments as part of our EarthLIGHT sustainability program.
Available Information
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
Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Ethics and Business Conduct as well as our Corporate Governance Guidelines are available free of charge through the “Committee Charters and Governance Documents” link under the “Governance” heading within the “For Investors” section on our website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the charters for our Audit Committee, Compensation and Management Development Committee, and Governance Committee are available free of charge through the “Committee Charters & Governance Documents” link under the “Governance” heading within the "For Investors" section on our website. The Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters are available in print to any of our stockholders that request such document by contacting our Investor Relations department.

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
Aggressive pricing actions by competitors may affect our ability to manage the price/cost relationship to achieve desired revenue growth and profitability levels. Potential decreased demand for our products resulting from factors including uncertainty in the global economy, an inflationary environment, rising interest rates, and a potential global recession may influence competitor pricing. Additionally, dynamic pricing models may not cover our rising costs. Even if we were able to increase prices to cover our costs, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if costs were to decline, the marketplace may not allow us to hold prices at their current levels.
Innovations of new products and services may not yield desired returns, which may also expose our assets, particularly inventory, to potential write-downs.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, including entrance into new verticals, and our ability to manage the risks associated with product life cycles, such as additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, availability of products in appropriate quantities and costs to meet anticipated demand, and risk that new products may have quality or other defects in the early stages of introduction. Additionally, new products and solutions may not achieve the same profit margins as expected or as compared to our historic products and solutions. Conversely, market adoption of new products may impact the sales of other products and may expose on-hand inventories to future write-downs. Accordingly, we cannot fully predict the ultimate effect of new product introductions on our business. Furthermore, other market participants, such as well-established competitors, could develop alternative platforms for monetizing products, solutions, and services that result in a paradigm shift in our industry, particularly with respect to new and developing technologies.
We may not be able to identify, finance, and complete suitable acquisitions, alliances, or investments, and acquisitions, alliances, or investments that we pursue may not yield anticipated benefits.
We have allocated capital within our business to fund acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. We will benefit from such activity only to the extent that we can effectively identify suitable acquisition and alliance candidates, close those identified acquisitions and alliances, and leverage and integrate the assets or capabilities of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. It may be difficult for us to integrate acquired businesses efficiently into our business operations. Any acquisitions, alliances, or investments may not be successful or realize the intended benefits. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversion of resources and management's attention from other business concerns, and difficulties in attaining synergies, among other factors, have in the past and could in the future adversely affect our ability to recover initial and subsequent investments, resulting in non-cash impairment charges, particularly those related to acquired goodwill and intangible assets or non-controlling interests. In addition, such investment transactions may limit our ability to invest in other activities that could be more profitable or advantageous.

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
We compete based on numerous factors, including product vitality and service levels, as well as features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of lighting, lighting controls, and building technology solutions depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy and other political uncertainties, may negatively impact new construction and renovation projects, or our ability to expand into new geographies, which in turn may impact demand for our product and service offerings.
Decreased construction and renovation spending and consumer demand for our products and services, along with rising commodity costs may materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, potential economic slowdowns, supply chain disruptions, or a global recession could adversely affect our ability to access the capital and other financial markets. This may require us to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counter-parties to make payments to us, on a timely basis or at all.
Risks Related to Our Operations
Our business and results have been and may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
We utilize a variety of raw materials and components in our production process including steel, aluminum, lamps, certain rare earth materials, microchips, light emitting diodes (“LED”), LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based byproducts, natural gas, and copper. We also source certain finished goods externally. Supply chain disruptions for certain components, including microchips and electronics, have resulted in higher prices for significant commodities and materials, as well as increased warehousing, freight, and container costs, which have negatively impacted our business. Although these disruptions have subsided from their peaks, future disruptions in the supply chain and shortages could affect our ability to procure components for our products on a timely basis, or at all, or could require us to commit to increased purchases and provide longer lead times to secure critical components by entering into longer term guaranteed supply agreements. Alternatively, supply chain disruptions and shortages could require us to rely on relatively high-cost spot market purchases for certain materials or products.
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
Our competitors supply certain items, and those competitors and other suppliers may, for various strategic reasons, choose to cease selling to us. In addition, our ongoing efforts to improve the effectiveness of our supply chain could result in a reduction in the number of our suppliers, and in turn, increased risk associated with reliance on a single or a limited number of suppliers. Furthermore, volatility in certain commodities, such as oil, impacts all suppliers and, therefore, may result in additional price increases from time to time regardless of the number and availability of suppliers. Profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these component parts, including competitive, governmental, and legal limitations, natural disasters, and other events that could impact both supply and price. Additionally, we are dependent on certain service providers for key operational functions. While there are a number of suppliers of these services, the cost to change service providers and set up new processes could be significant.
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
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of net sales during fiscal 2024, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by external disruptions, including geopolitical and/or other conditions, to our operations.
Disruptions to our operations including, but not limited to, labor disputes, strikes, workplace violence, public health crises, pandemics and epidemics, climate change, brown outs and other power outages, earthquakes, fires, floods, explosions, terrorism, adverse weather conditions, water scarcity, cyber-attacks, civil or political disruptions, or other catastrophic events such as war, insurrection, or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 53% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production, delay opening a facility, or incur other disruptions due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. These types of events may negatively impact residential, commercial, and industrial spending, including construction and renovation spending as well as consumer spending on our products, in impacted regions or, depending on the severity, globally. As a result, any of such events could adversely impact us. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintain insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Current global conflicts, such as the those between Russia and Ukraine as well as within the Middle East, have created substantial uncertainty in the global economy, including sanctions and penalties imposed on certain countries from several governments. While we do not have operations in these locations and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows.
Company operating systems, information systems, or devices have experienced, and may experience in the future, a failure, a compromise of security, or a violation of data privacy laws or regulations, which could adversely impact our operations as well as the effectiveness of internal controls over operations and financial reporting.
We are highly dependent on various software and automated systems to record and process operational and financial transactions. We have experienced, and could experience in the future, a failure of one or more of these software and automated systems or we could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system.
We have also experienced compromises of our security, and could experience in the future, a compromise of our security for reasons including technical system flaws, the improper installation of an upgrade or update, the proper installation of an upgrade or update that has consequences unforeseen by us or the software provider, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties, such as through viruses, malware, or phishing. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We may also be subject to disruptions of systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, cyber-attacks, including but not limited to hacking, malware, ransomware attacks, denial-of-service attacks, social engineering, exploitation of internet-connected devises, and other attacks, epidemics, computer viruses, and electrical/telecommunications outages). While prior compromises of our security have not had, in the aggregate, a material impact on the Company’s operations and financial condition, the Company expects events of this nature to continue as cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. The Company monitors its data, information technology and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. Refer to Part I, Item 1C. Cybersecurity for further details.
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
We and certain of our third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our customers', suppliers', or other third-party's confidential, proprietary or personally identifying information, other disruptions of our customers' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of information, it could cause significant damage to our reputation, affect relationships with our customers, employees, and others, or lead to claims against us. Such claims may result in the payment of fines, penalties, and costs, and ultimately harm our business. In addition, we may incur significant costs, regulatory fines, or penalties, or be required to take actions, to protect against damage caused by these disruptions or security breaches.
We are also subject to an increasing number of evolving and uncertain data privacy and security laws and regulations that impose requirements on us and our technology prior to certain use or transfer, storing, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties and other costs. New privacy and security laws are frequently enacted. Inconsistencies between the interpretation and the practical application of both existing and new laws are common across jurisdictions. Additionally, we routinely undertake contractual obligations to comply with all applicable laws, so a violation of a data privacy or security law could result in additional contractual liability.

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
Changes in our relationships with employees, changes in U.S. or international employment regulations, an inability to attract and retain talented employees, or a loss of key employees could adversely impact the effectiveness of our operations.
We employed approximately 13,200 people as of August 31, 2024, approximately 9,600 of whom are employed in international locations. We have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 65% of our workforce. Collective bargaining agreements representing approximately 60% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
Our success is also dependent upon our ability to attract, retain, and motivate a qualified and diverse workforce, and there can be no assurance that we will be able to do so, particularly during times of increased labor costs or labor shortages. We rely upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. We have experienced intense competition for qualified and capable personnel in key markets and with key skills, and we cannot provide assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating, and retaining personnel in the future. In addition, our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due in part to sustained labor shortages and are subject to inflationary pressures on employee wages, salaries, and benefits which have and may continue to increase labor costs and impact labor availability. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can offer. An inability to attract and retain a sufficient number of employees could adversely impact our ability to execute key operational functions.
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
We utilize strategic partners and third-party relationships in order to operate and grow our business. For instance, we utilize third parties for contract manufacturing of certain products, subcontract installation and commissioning, as well as perform certain selling, distribution, and administrative functions. We cannot control the actions or performance, including product quality, of these third parties and therefore, cannot be certain that we or our end-users will be satisfied. Any future actions of or any failure to act by any third party on which our business relies could cause us to incur losses or interruptions in our operations. In addition, we act as a general contractor in certain relationships with third parties, and as such are subject to risks applicable to general contractors.
We are subject to risks related to operations and suppliers outside the United States.
We have substantial activities outside of the United States, including sourcing of products, materials, components, and contract manufactured finished goods, as well as manufacturing and distribution activities. Our operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both our domestic and international operations, we face risks specifically related to our foreign operations and sourcing activities, including but not limited to: exposure to foreign currency fluctuations; increased inflation; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; shipping delays or disruptions, criminal activities, increases in tariffs and taxes, corruption, terrorist action, nationalization and expropriation, limitations on repatriation of earnings or other capital requirements, and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for us. Additionally, if we expand our global footprint into new geographies or territories, our exposure to these risks may increase.
We source certain components and approximately 17% of our finished goods from Asia, a significant portion of which are subject to import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We could be adversely affected to the extent we are unable to mitigate the impacts of the tariffs.
We operate seven manufacturing facilities in Mexico, some of which are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import raw materials into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if our Mexican facilities cease to qualify for Maquiladora status or if the Mexican government adopts additional adverse changes to the program, including nationalization, our manufacturing costs in Mexico could increase.
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the United States, Mexico, Canada Free Trade Agreement (“USMCA”) which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A majority of our sales are subject to USMCA. In addition, the US government has initiated or is considering imposing tariffs on certain foreign goods, including steel and aluminum. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, the USMCA, or other international trade agreements and policies. Trade wars or other governmental actions related to tariffs or international trade agreements or policies have the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the U.S. economy or certain sectors therein, and, could adversely impact our business.
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
We may, from time to time, communicate certain initiatives, targets, and goals regarding environmental matters, diversity, responsible sourcing and social investments, and other ESG matters. These initiatives, targets, and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure thereof. Further, statements about our ESG initiatives, targets, and goals, and progress against those targets and goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, as well as assumptions, estimates and climate scenarios that are subject to change in the future. In addition, we could be criticized or subject to litigation for the scope or nature of such initiatives, targets, or goals, or for any revisions to such targets or goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail, or are perceived to fail, to achieve progress with respect to our ESG targets or goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected.
We have begun to incorporate artificial intelligence capabilities in our product offerings and operations, and challenges with properly managing the use of artificial intelligence and machine learning could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations, financial condition, and/or cash flows.
We have begun incorporating artificial intelligence (“AI”) capabilities into certain product offerings as well as utilizing AI as part of our operational processes. These features may become more important over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition, and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents. Any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business. Finally, multiple jurisdictions have either already put in place laws and regulations governing the use of AI, or are considering such laws and regulations, and additional constraints may result from industry efforts. Compliance with these laws, regulations, and industry frameworks may limit our ability to leverage AI or require us to substantially revise our approach to its use.
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
We may be affected by those or other future standards, laws, or regulations, including those imposed in response to energy, climate change, our carbon footprint, product functionality, geopolitical, corporate social responsibility, or similar concerns. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of or other impacts of our products or operations, customers may choose more energy efficient or sustainable alternatives. These standards, laws, or regulations may also impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and may place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares. In addition, we may be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. At the same time, certain actions that we may take in our efforts to address ESG concerns may be challenged as being inconsistent or prohibited by various federal, state, or local laws and regulations. It is uncertain what laws, rules, or regulations may be enacted, or how courts may interpret them in the future, and therefore we cannot predict the potential impact such laws or regulations may have on our future financial condition, results of operations, and cash flows. The laws and regulations regarding ESG disclosures and requirements are also rapidly evolving and could have an adverse effect on our operations, and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
It is uncertain what laws will be enacted, and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations, and cash flows. The laws and regulations regarding ESG disclosures and requirements are also evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
We may develop unexpected legal contingencies or matters that exceed insurance coverage.
We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment claims, product recall, personal injury, network security, data privacy, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. We are insured up to specified limits for certain types of losses with a self-insurance retention per occurrence, including product or professional liability, and cyber liability, including network security and data privacy claims, and are fully self-insured for certain other types of losses, including environmental, product recall, warranty, commercial dispute, and patent infringement losses. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable. Our insurance coverage is negotiated on an annual basis, and insurance policies in the future may have coverage exclusions that could cause claim-related costs to rise.
If our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, may have increased warranty costs, and could be the target of product liability claims.
We may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and we do not maintain insurance for such recall events. Many of our products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. We have increasingly manufactured certain of those components and products in our own facilities. We have previously initiated product recalls or formal campaigns soliciting repair or return of a product as a result of potentially faulty components, assembly, installation, design, and packaging of our products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products we developed that incorporate technologies, such as LED, generally provide for more extensive warranty protection, which may result in higher costs if warranty claims on these products are higher than historical amounts. We may also be liable if the use or failure of any of our products cause harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light emitted by our products, or any other personal injury or property damage, and we could suffer losses from a significant product liability judgment against us in excess of our insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products, even if such costs or liabilities are covered under supplier warranty obligations. We have incurred and may incur in the future charges and loss of reimbursed cash flows from such suppliers. A significant product recall, warranty claim, product liability case, and/or challenges around seeking indemnity or reimbursement from our suppliers or other third parties could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.

We may not be able to adequately protect our intellectual property rights and could be the target of intellectual property claims.
We own certain patents, trademarks, copyrights, trade secrets, and other intellectual property. Where appropriate, these assets are the subject of registrations or other filings with governmental entities. In addition, we have internal policies and processes that establish a strategy for protecting newly developed key company technologies. We make decisions about what intellectual property to register based on these policies and processes. Formal protection for all company intellectual property is not appropriate, but even if it were, it could not be obtained without incurring significant legal expenses and adversely affecting our financial condition and results of operations. With respect to intellectual property rights that we have obtained, we cannot be certain that others have not infringed and will not infringe on these rights. Enforcement actions against these third parties could result in significant legal expenses, which could also adversely affect our financial condition and results of operations.
Like others in the industry, from time to time we receive allegations of patent infringement from competitors and from non-practicing entity patent holders. Those allegations may be coupled with offers to license their patents for use in our products. We typically address those allegations by developing invalidity or non-infringement positions or obtaining access to such patents through licensing, cross-licensing, or other mutually beneficial arrangements. To the extent we cannot develop such positions and are unable to enter into such arrangements on acceptable economic terms, it could adversely impact us.
We are exposed to certain regulatory, financial, and other risks related to climate change and other sustainability matters.
The scientific consensus indicates that emissions of GHGs continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The potential impacts of climate change on our customers, product offerings, operations, facilities, and suppliers are accelerating and uncertain, as they will be particular to local and customer-specific circumstances.
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
In addition, certain investors and stakeholders are increasingly interested in ESG matters, and as stakeholder ESG expectations and standards evolve, our failure to sufficiently respond to these evolving standards and expectations may cause us to suffer from reputational damage, and our business or financial condition could be adversely affected. The laws and regulations regarding ESG disclosures and requirements are also evolving and could have an adverse effect on our operations and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
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

We have previously been subject to domestic and international tax audits by taxing authorities of the jurisdictions in which we operate, and we may be subject to additional such audits in the future. While our previous audits resulted in no significant findings, and we believe we continue to be in compliance with relevant tax laws, tax authorities may challenge or disagree with certain positions or methodologies in calculating our tax positions. An unfavorable interpretation or outcome could increase our worldwide effective tax rate, result in additional tax obligations owed, impact the amount of recoverable VAT, and/or increase excise taxes owed, which could have an adverse impact on our financial position, results of operations, and/or cash flows.
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
The market price of our common shares could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors, or suppliers regarding their own performance, as well as general global economic, industry, and political conditions, or due to our ability to accurately forecast our performance. Our performance could be different than analyst expectations or issued guidance, causing a decline in our stock price. To the extent that other large companies within our industry experience declines in share price, our share price may decline as well. In addition, we may discontinue or reduce dividend payments and may discontinue or suspend our share repurchase program based on several factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our Board of Directors may deem relevant. Any modification or suspension of dividends and any suspension or termination of our share repurchase program could cause our stock price to decline.
When the market price of our shares drops significantly, shareholders could institute securities class action lawsuits against us or otherwise engage in activism, which could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
Risks related to our defined benefit retirement plans may adversely impact results of operations and cash flows.
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect our comprehensive income and the amount of contributions we are required to make to the defined benefit plans in future periods. As our defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles, the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect our results. Additionally, a planned termination of any of our defined retirement benefit plans may not be approved timely, or at all, by the appropriate regulatory authorities; may result in additional non-cash charges within our results of operations as well as additional administrative costs; and may not yield the desired benefits.
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

Item 1B.Unresolved Staff Comments.
None.
Item 1C.Cybersecurity.
Our management and Board of Directors recognize the importance of maintaining the capacity, reliability, and security of our information technology environment and data security infrastructure. Both management and the Board of Directors are actively involved in our enterprise risk management process, which specifically identifies cybersecurity as a key risk to us. To address cybersecurity risk, we have instituted policies, processes, and internal controls aligned with the framework established by the Secure Controls Framework, a meta-framework that reflects the standards of multiple security frameworks including those of the National Institute of Standards and Technology (NIST) and International Organization for Standardization (ISO). The focus of our cybersecurity program is to preserve the confidentiality, security, and availability of our systems and data, mitigate cybersecurity threats, and effectively respond to and recover from cybersecurity incidents when they occur.
Material Cybersecurity Risks, Threats, and Incidents
While prior compromises of our security have not had, individually or in the aggregate, a material impact on our operations and/or financial condition, the Company expects risks from cybersecurity threats, including, but not limited to, security breaches, viruses, malware, ransom attacks, other cyber-attacks, or other similar threats, to continue as events of this nature are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.
Cybersecurity Risk Management and Strategy
We have established and implemented processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity risk management efforts are led by our Chief Information Security Officer (“CISO”). We deploy technical safeguards designed to protect the Company’s information systems from cybersecurity threats, including firewalls, network access control, end point protection, privileged access management, user behavior analytics, and multi-factor authentication, among others, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We also perform robust security reviews of third-party software vendors prior to purchasing their software or engaging their services. We maintain a comprehensive, risk-based, third-party risk management process to identify, oversee, assess, and manage cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Cybersecurity risks are identified and responded to by our cybersecurity team lead by our CISO. Cybersecurity incidents are managed, evaluated, investigated, and responded to in accordance with the Company’s documented Cyber Incident Response Plan (“CIRP”). The CIRP is administered by the Cyber Incident Response Team (“CIRT”), which is overseen and managed by the CISO. We test and evaluate the CIRP on at least an annual basis through tabletop exercises designed to achieve incident readiness and promote cybersecurity awareness. We also from time to time engage third parties, including assessors and consultants, and our internal audit function to perform assessments, reviews, and audits on our cybersecurity measures. The results of such assessments, reviews, and audits are reported to the Audit Committee of the Board of Directors as well as the CIRT. We adjust our CIRP and other cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, reviews, and audits.
Governance
Our Board of Directors, in coordination with the Audit Committee of the Board of Directors, oversees the Company’s overall enterprise risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee is responsible for reviewing and discussing with management our risk exposure to cybersecurity risks and the steps management has taken to monitor and control the Company’s exposure to risk. Additionally, the Board of Directors and the Audit Committee of the Board of Directors each receive regular presentations and reports on cybersecurity risks as well as prompt and timely information regarding any cybersecurity incident identified as significant by our CISO or Chief Privacy Officer, as required by the CIRP, and ongoing updates regarding any such incident until it has been addressed.

On an annual basis, the Board of Directors and the Audit Committee of the Board of Directors discuss the Company’s approach to cybersecurity risk management, as well as our overall risk management strategy, with the members of senior leadership, which includes the Company’s CISO, Chief Executive Officer, and Chief Financial Officer. The Audit Committee also receives periodic updates on risk management and enterprise risk management, including cybersecurity, throughout the year.
Our CISO has over three decades of relevant experience across the information technology landscape. His work experience has included managing cybersecurity risks at large multinational companies. Reporting to our CISO and leading a team of security engineers is our Vice President, Enterprise Security, who also has decades of experience architecting and deploying secure network, system, and data center infrastructure as well as designing and deploying processes and technology platforms that are designed to protect the enterprise from cybersecurity threats.
In addition to board oversight and the presence of a cybersecurity team, we provide all applicable employees and contractors with cybersecurity awareness training and testing on an annual basis. We also deliver phishing exercises to all applicable employees and select contractors, as well as targeted phishing training to select employees and contractors, on a quarterly basis. Our product development teams keep current through specialized training on secure development practices for firmware, software, and hardware. Our training programs are designed to educate our employees on current cybersecurity risks and the programs we have in place that are designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

Item 2.Properties.
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories by which reportable segment, Acuity Brands Lighting and Lighting Controls (“ABL”) or the Intelligent Spaces Group (“ISG”), the facility primarily benefits as of August 31, 2024:

	ABL		ISG		Corporate	Total
Nature of Facilities	Owned	Leased	Owned	Leased	Leased	Owned	Leased
Manufacturing facilities	10	5	2	1	—	12	6
Warehouses	—	1	—	—	—	—	1
Distribution centers	2	5	—	—	—	2	5
Offices	5	8	—	3	1	5	12
Total	17	19	2	4	1	19	24

The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2024:

	United States	Mexico	Europe	Canada	Total
ABL:
Owned	4	5	1	—	10
Leased	1	2	—	2	5
Total	5	7	1	2	15

ISG:
Owned	—	—	1	1	2
Leased	1	—	—	—	1
Total	1	—	1	1	3

We believe that our properties are well maintained and in good operating condition and that our properties are suitable and adequate for our present needs. Initiatives related to enhancing global operations may result in the future consolidation or addition of certain facilities.

Item 3.Legal Proceedings.
See the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our legal proceedings.

Item 4.Mine Safety Disclosures.
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 23, 2024, there were 1,681 stockholders of record.
The timing, declaration, and payment of future dividends to holders of our common stock will depend upon many factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition, and other factors that our Board of Directors may deem relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 22, 2025, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of August 31, 2024, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares. There were no shares repurchased during the quarter ended August 31, 2024.

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2024, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Brands, Inc., the S&P Midcap 400 Index,
the Dow Jones U.S. Electrical Components & Equipment Index,
and the Dow Jones U.S. Building Materials & Fixtures Index

300
200
100
0
Aug-19
Aug-20
Aug-21
Aug-22
Aug-23
Aug-24
Acuity Brands, Inc.
S&P Midcap 400 Index
Dow Jones U.S. Electrical Components & Equipment Index
Dow Jones U.S. Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2019 in stock or index, including reinvestment of dividends.

	Aug-19	Aug-20	Aug-21	Aug-22	Aug-23	Aug-24

Acuity Brands, Inc.	$100	$88	$148	$132	$131	$207
S&P Midcap 400 Index	100	104	151	135	150	178
Dow Jones U.S. Electrical Components & Equipment Index	100	115	167	148	180	217
Dow Jones U.S. Building Materials & Fixtures Index	100	118	186	146	186	251
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries for the fiscal years ended August 31, 2024 and 2023. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.
A discussion of the year ended August 31, 2023 compared to the year ended August 31, 2022 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 26, 2023.
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
Our significant contractual cash requirements as of August 31, 2024 primarily include principal and interest on our unsecured notes, accounts payable, accrued employee compensation, and operating lease liabilities. We had no borrowings outstanding under our credit agreement as of August 31, 2024. Further details on our borrowings and operating lease liabilities are outlined in the Debt and Lines of Credit and Leases footnotes of the Notes to Consolidated Financial Statements, respectively, within this Annual Report on Form 10-K.
Additionally, we incur purchase obligations in the ordinary course of business that are enforceable and legally binding. Contractual purchase obligations subsequent to August 31, 2024 include $284.4 million in fiscal 2025. Contractual purchase obligations beyond fiscal 2025 are not significant.
We believe that we will be able to meet our liquidity needs over the next 12 months based on our cash on hand, current projections of cash flows from operations, borrowing availability under financing arrangements, and current access to capital markets. Additionally, we believe that our cash flows from operations and sources of funding, including, but not limited to, future borrowings and borrowing capacity, will sufficiently support our long-term liquidity needs. In the event of a sustained market deterioration, we may need additional capital, which would require us to evaluate available alternatives and take appropriate actions.
Cash
Our cash position at August 31, 2024 was $845.8 million, an increase of $447.9 million from August 31, 2023. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $619.2 million of cash flows from operating activities during fiscal 2024 compared with $578.1 million in the prior-year period, an increase of $41.1 million. This increase was due primarily to higher net income in fiscal 2024, partially offset by higher working capital investments to fund profitable growth.

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
At August 31, 2024, our outstanding debt balance was $496.2 million, which consisted solely of our Unsecured Notes, compared to our cash position of $845.8 million. We were in compliance with all covenants under our financing arrangements as of August 31, 2024.
At August 31, 2024, we had additional borrowing capacity under the Revolving Credit Facility of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the facility. As of August 31, 2024, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $1.4 billion.
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

Summarized Balance Sheet Information	August 31, 2024	August 31, 2023
Current assets	$1,517.6	$995.7
Current assets due from non-guarantor affiliates	338.0	326.4
Non-current assets	1,337.7	1,377.9
Current liabilities	553.2	464.2
Non-current liabilities	746.5	785.4

Summarized Income Statement Information	Year Ended August 31, 2024
Net sales	$3,146.9
Gross profit	1,447.0
Net income	407.9
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $64.0 million and $66.7 million in property, plant, and equipment in fiscal 2024 and 2023, respectively. We invested primarily in new and enhanced information technology, tooling, machinery, and facility improvements in fiscal 2024.
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
Divestitures
There were no divestitures during fiscal 2024. We sold our Sunoptics prismatic skylights business in the first fiscal quarter of 2023 and recognized a pre-tax loss of $11.2 million on the sale of this business.
Dividends
We paid dividends on our common stock of $18.2 million ($0.58 per share) in fiscal 2024 and $16.8 million ($0.52 per share) in fiscal 2023. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During fiscal 2024, we repurchased 0.5 million shares of our outstanding common stock for $87.8 million. Total cash outflows for share repurchases during fiscal 2024 were $88.7 million. During fiscal 2023, we repurchased 1.6 million shares of our outstanding common stock for $269.3 million. Total cash outflows for share repurchases during fiscal 2023 were $266.6 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of August 31, 2024, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares.
Recent Developments
On October 24, 2024, Acuity Brands Technology Services, Inc., a wholly owned subsidiary of Acuity Brands, Inc. entered into an equity purchase agreement (the (“Purchase Agreement”) to acquire QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services. Refer to the Subsequent Event footnote of the Notes to Consolidated Financial Statements for additional information.

Results of Operations
The following is a discussion of our results of operations in fiscal 2024 compared to fiscal 2023. A discussion of our fiscal 2023 results of operations compared to fiscal 2022 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our fiscal 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 26, 2023.
The following table sets forth information comparing the components of net income for the year ended August 31, 2024 with the year ended August 31, 2023 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2024	2023	(Decrease)		Change
Net sales	$3,841.0	$3,952.2	$(111.2)		(2.8)%
Cost of products sold	2,059.3	2,239.0	(179.7)		(8.0)%
Gross profit	1,781.7	1,713.2	68.5		4.0%
Percent of net sales	46.4%	43.3%	310	bps
Selling, distribution, and administrative expenses	1,228.4	1,212.9	15.5		1.3%
Special charges	—	26.9	(26.9)		NM
Operating profit	553.3	473.4	79.9		16.9%
Percent of net sales	14.4%	12.0%	240	bps
Other expense:
Interest (income) expense, net	(4.5)	18.9	(23.4)		(123.8)%
Miscellaneous expense, net	9.2	7.8	1.4		17.9%
Total other expense	4.7	26.7	(22.0)		(82.4)%
Income before income taxes	548.6	446.7	101.9		22.8%
Percent of net sales	14.3%	11.3%	300	bps
Income tax expense	126.0	100.7	25.3		25.1%
Effective tax rate	23.0%	22.5%
Net income	$422.6	$346.0	$76.6		22.1%
Diluted earnings per share	$13.44	$10.76	$2.68		24.9%
NM - not meaningful
Net Sales
Net sales of $3.84 billion for the year ended August 31, 2024 decreased by $111.2 million, or 2.8%, compared with the prior-year period due to a decline in sales within our ABL segment, partially offset by higher sales within our ISG segment. Acquisitions and divestitures did not have material impacts on consolidated net sales for the year ended August 31, 2024.
Gross Profit
Gross profit for the year ended August 31, 2024 increased $68.5 million, or 4.0%, to $1.78 billion compared with $1.71 billion for the prior year. Gross profit margin increased 310 basis points to 46.4% for fiscal 2024 compared with 43.3% in the prior-year period. Our gross profit increased compared with the prior year due primarily to favorable material and import costs, which more than offset the lower net sales and higher production costs. Additionally in fiscal 2023, we recognized a $13.0 million charge resulting from the collectability of a supplier warranty obligation owed to us for components we used in products manufactured and sold between 2017 and 2019.
Operating Profit
Selling, distribution, and administrative (“SD&A”) expenses for the year ended August 31, 2024 were $1.23 billion compared with $1.21 billion in the prior year, an increase of $15.5 million, or 1.3%. The increase in SD&A expenses was due primarily to higher employee-related costs, partially offset by lower commissions and freight costs associated with the decline in net sales.

We recognized special charges of $26.9 million during fiscal year 2023. Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for further details.
Operating profit for the year ended August 31, 2024 was $553.3 million (14.4% of net sales) compared with $473.4 million (12.0% of net sales) for the prior fiscal year, an increase of $79.9 million, or 16.9%. The increase in operating profit was due primarily to higher gross profit and nonrecurring fiscal 2023 special charges, partially offset by higher SD&A expenses.
Interest (Income) Expense, net
We reported net interest income of $4.5 million and net interest expense of $18.9 million for the years ended August 31, 2024 and 2023, respectively. The increase in net interest income was due to higher interest bearing cash and cash equivalent balances, higher investing rates on those balances, and lower average short-term borrowings outstanding compared to the prior year.
Miscellaneous Expense, net
Miscellaneous expense, net consists of gains and losses associated with foreign currency-related transactions, non-operating gains and losses, and non-service components of net periodic pension cost.
We reported net miscellaneous expense of $9.2 million in fiscal 2024 compared with $7.8 million in fiscal 2023. This year-over-year change was due primarily to the impact of foreign currency-related items compared to the prior year. This increase in expense was partially offset by the recognition in the prior year of an $11.2 million loss on the sale of our Sunoptics prismatic skylights business and an impairment charge of $2.5 million for one unconsolidated equity investment.
The details of the Sunoptics sale are described in the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements. The details of the equity investment impairment charge are included in the Fair Value Measurements footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 23.0% and 22.5% for the years ended August 31, 2024 and 2023, respectively. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for fiscal 2024 increased $76.6 million, or 22.1%, to $422.6 million from $346.0 million reported for the prior year. Diluted earnings per share for fiscal 2024 was $13.44 compared with $10.76 for the prior-year period, an increase of $2.68, or 24.9%. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and ISG, for the year ended August 31, 2024 with the year ended August 31, 2023 (in millions):

	Year Ended August 31,
	2024	2023	Increase (Decrease)	Percent Change
ABL:
Net sales	$3,573.4	$3,722.8	$(149.4)	(4.0)%
Operating profit	582.8	509.5	73.3	14.4%
Operating profit margin	16.3%	13.7%	260	bps

ISG:
Net sales	$291.9	$252.7	$39.2	15.5%
Operating profit	43.6	32.1	$11.5	35.8%
Operating profit margin	14.9%	12.7%	220	bps
ABL net sales for the year ended August 31, 2024 decreased 4.0% compared with the prior-year period due to lower net sales across all channels, excluding corporate accounts. Net sales in fiscal 2023 benefited from working through an elevated backlog.

Operating profit for ABL was $582.8 million (16.3% of ABL net sales) for the year ended August 31, 2024 compared to $509.5 million (13.7% of ABL net sales) in the prior year, an increase of $73.3 million. The increase in operating profit was due primarily to improved profitability on lower sales as well as lower sales-related costs, such as commissions and freight to customers. This improved profitability was partially offset by higher employee-related costs. Additionally, in fiscal 2023, we recorded special charges for ABL of $25.0 million, charges related to the collectability of a supplier receivable of $13.0 million, and accelerated amortization expense for intangibles associated with certain brands that were discontinued of $4.0 million.
ISG net sales for the year ended August 31, 2024 increased 15.5% compared with the prior-year period primarily driven by higher demand for Distech products and the acquisition of KE2 Therm. ISG operating profit was $43.6 million (14.9% of ISG net sales) for the year ended August 31, 2024 compared with $32.1 million (12.7% of ISG net sales) in the prior-year period, an increase of $11.5 million. This increase was due primarily to contributions from higher sales, partially offset by increased employee-related costs and professional fees.
Accounting Standards Adopted in Fiscal 2024 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on our substantial historical experience and/or other relevant factors, such as projections of future performance, the results of which form the basis for making judgments about the recognition and measurement of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of accounting estimates with our Audit Committee of the Board of Directors on a recurring basis. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for a summary of our accounting policies.
We believe the following accounting topics represent our critical accounting estimates.
Revenue Recognition
We recognize revenue when we transfer control of goods and services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for goods and services. In the period of revenue recognition, we estimate and record provisions for rebates, sales incentives, product returns, and discounts to customers, in most instances, as reductions of revenue.
We also maintain one-time or on-going marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. Generally, these provisions are recorded as reductions of revenue and are estimated based on customer agreements, historical trends, expected demand, or specific notification of pending returns. Although historical experience has generally been within expectations, there can be no assurance that future rebates, sales incentives, product returns, discounts, marketing and trade-promotion programs will not exceed historical amounts. A significant increase in these activities could have a material adverse impact on our operating results in the future.
Please refer to the Revenue Recognition footnote of the Notes to Consolidated Financial Statements for additional information, including financial balances, regarding estimates related to revenue recognition.
Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value. We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. Although our historical experience related to demand and market conditions has been within expectations, a significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs.
Please refer to the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for additional information.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is calculated as the residual value of an acquisition's purchase price less the value of the identifiable net assets and is thus dependent on the appropriate identification and valuation of the net assets obtained in an acquisition.
Indefinite-lived intangible assets consist of acquired trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to both identify and determine the initial fair value of these acquired intangible assets, often with the assistance of third-party valuation specialists. These assumptions include, but are not limited to, estimated future net sales and profitability, royalty rates, and discount rates.
We review goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first date of our fiscal fourth quarter (June 1) or more frequently if events occur or circumstances change, such as a significant adverse change in our business climate, that would more likely than not indicate that the fair value of a reporting unit or an indefinite-lived asset is below its carrying value.
For our annual impairment tests, we may elect to perform a qualitative assessment of our goodwill and/or indefinite-lived intangibles as allowed under Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”) to determine whether it is more likely than not that an impairment occurred. If we determine that an asset is more likely than not impaired, we perform a quantitative impairment assessment for that asset. Alternatively, we may elect to forego the qualitative assessment. An impairment loss for goodwill is recognized in the event a reporting unit's carrying value exceeds its fair value and for an indefinite-lived intangible asset in the event the asset's carrying value exceeds its fair value.
An assessment of our goodwill and indefinite-lived intangible assets for impairment considers the use of significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and Company-specific qualitative factors, projected future net sales, operating results, and cash flows. Under a quantitative assessment, fair values for goodwill and indefinite-lived intangible assets are estimated using discounted future cash flows or another appropriate fair value method. We currently believe that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable, including our calculations of fiscal 2024 trade name impairment charges described below. However, future differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates, or theoretical royalty rates for indefinite-lived intangible assets, used could require us to record additional non-cash impairment charges to earnings for the write-down in the value of such assets. Such charges could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.
Goodwill
As of June 1, 2024, the current fiscal year testing date, we performed a qualitative analysis to assess goodwill for impairment. Our qualitative analysis considered and assessed external factors for each reporting unit such as macroeconomic, industry, cost, and market conditions as well as Company-specific factors, including but not limited to, our actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for each of our three reporting units. Thus, no quantitative test was required for our $1.1 billion of goodwill.
We last performed a quantitative goodwill impairment analysis in fiscal 2023 and concluded that any reasonably likely change in the assumptions used in those analyses, including revenue growth rates, discount rates, longer term growth rates, or relevant multiples would not cause the carrying value of any reporting unit to exceed its estimated fair value. See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for additional information.
Indefinite-Lived Intangible Assets
As of June 1, 2024, the current fiscal year testing date, we held eight indefinite-lived intangible assets with an aggregate carrying value of $135.5 million. For fiscal 2024, we performed a qualitative analysis to assess our indefinite-lived intangible assets for impairment. Our qualitative analysis considered and assessed external factors such as macroeconomic, industry, cost, and market conditions as well as asset-specific factors, such as each trade name's actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for seven of the indefinite-lived intangible assets, and no quantitative test for these assets was required. We last performed a quantitative analysis in fiscal 2023 for these seven trade names and concluded that any reasonably likely change in the assumptions used in those analyses, including revenue growth rates, discount rates, long-term growth rates, or implied royalty rates would not result in an impairment.
In the fourth quarter, management committed to a plan to rebrand certain products in ABL's portfolio. We determined this plan adversely impacted one trade name. Therefore, we performed a quantitative analysis to compare the fair value of this trade name with its carrying value. We estimated the fair value of this indefinite-lived trade name using the relief-from-royalty method, a fair value model based on discounted future cash flows. Our assumptions in valuing the trade name primarily reflected a projected decline in revenues generated by the trade name due to management’s planned reduction in future use of the asset. We additionally considered other inputs, including theoretical royalty rates and discount rates, in valuing the asset. Based on the results of this assessment, we recorded an impairment charge of $3.0 million for one indefinite-lived trade name asset within Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income related to our ABL segment. Any reasonably likely change in the assumptions used in the analysis for the trade name would not be material to our financial conditions or results of operations.
See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details regarding the assumptions used and results of our annual impairment tests for the periods presented.
Product Warranty Costs
We accrue for the estimated amount of future warranty costs when the related revenue is recognized and when costs are deemed to be probable and can be reasonably estimated. Liabilities related to product warranty costs are subject to uncertainty because they require estimates of future costs. Estimated future warranty costs are primarily based on historical experience, including the number and costs of identified warranty claims as well as the period of time between the shipment of products and our settlement of related claims.
We are fully self-insured for product warranty costs. Although we assume that historical experience will continue to be the best indicator of future warranty costs, we cannot assure that future warranty costs will not exceed historical amounts. If actual future warranty costs exceed recorded amounts, additional accruals may be required, which could have a material adverse impact on our results of operations and cash flow.
See the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements for further information, including financial balances, on our estimates of liabilities for product warranty costs.
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
Interest Rates
Interest rate fluctuations expose variable-rate debt of the organization to changes in interest expense and cash flows. As of August 31, 2024, our long-term debt consisted primarily of fixed-rate senior unsecured notes. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt. However, a 10% increase in market interest rates at August 31, 2024 would have decreased the estimated fair value of our senior unsecured notes by approximately $11.7 million. As of August 31, 2024, we had no borrowings outstanding on our credit facility. Interest incurred on these borrowings is not significant to our overall results of operations or cash flows. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.
Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. Our primary exposure with respect to foreign exchange rate fluctuation exists due to the translation of foreign operations' results into U.S. Dollars, with our largest exposures in Mexico and Canada, and, to a lesser extent, in Europe. Based on fiscal 2024 performance, a hypothetical depreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would negatively impact operating profit by approximately $8.6 million, while a hypothetical 10% appreciation in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $10.5 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $22.0 million, while a hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profit by approximately $26.9 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated assuming no changes to functional currency amounts and in isolation from any potential responses to address such exchange rate changes in our foreign markets.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2024, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on its audit of the Company’s internal control over financial reporting. This report dated October 28, 2024 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe Chairman, President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Acuity Brands, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acuity Brands, Inc. (the Company) as of August 31, 2024 and 2023, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 28, 2024 expressed an unqualified opinion thereon.
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

Product Warranty Costs

Description of the Matter
As discussed in Note 8 to the financial statements, the liabilities for product warranty costs amount to $37.5 million at August 31, 2024. The Company accrues for the estimated amount of future warranty costs when the related revenue is recognized. Estimated costs for product warranty costs are accrued when probable and estimable.

Auditing these liabilities is complex due to the uncertainty inherent in the estimates used by management to calculate the liability balances. Management’s cost estimates consider historical experience, including the number and costs of identified warranty claims as well as the period of time between the shipment of products and the settlement of related claims. In addition, the liabilities are sensitive to significant management assumptions, including the expectation that historical experience will continue to be the best indicator of future warranty costs.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of internal controls over the Company’s product warranty costs process. We tested internal controls over management’s estimates for the product warranty costs. Our audit also included the evaluation of controls that address the completeness and accuracy of the data utilized in calculating the estimates.
Our audit procedures related to product warranty costs also included, among others, evaluating the Company’s estimation methodology and the related significant assumptions, including testing the historical data used in the Company’s estimation methodology. Furthermore, we performed sensitivity analyses on the cost estimates to evaluate the significant judgments made by management, and the impact on the liability from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Atlanta, Georgia
October 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Acuity Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Acuity Brands, Inc.’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and 2023, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2024, and the related notes and our report dated October 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
October 28, 2024

ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	August 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$845.8	$397.9
Accounts receivable, less reserve for doubtful accounts of $1.9 and $1.3, respectively	563.0	555.3
Inventories	387.6	368.5
Prepayments and other current assets	75.1	73.5
Total current assets	1,871.5	1,395.2
Property, plant, and equipment, net	303.9	297.6
Operating lease right-of-use assets	65.6	84.1
Goodwill	1,098.7	1,097.9
Intangible assets, net	440.5	481.2
Deferred income taxes	2.3	3.0
Other long-term assets	32.1	49.5
Total assets	$3,814.6	$3,408.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352.3	$285.7
Current operating lease liabilities	19.2	19.7
Accrued compensation	110.1	103.3
Other current liabilities	206.3	186.7
Total current liabilities	687.9	595.4
Long-term debt	496.2	495.6
Long-term operating lease liabilities	58.1	75.5
Accrued pension liabilities	37.5	38.4
Deferred income taxes	26.0	59.0
Other long-term liabilities	130.1	129.2
Total liabilities	1,435.8	1,393.1
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.6 and 54.4 issued, respectively	0.5	0.5
Paid-in capital	1,115.9	1,066.8
Retained earnings	3,909.8	3,505.4
Accumulated other comprehensive loss	(114.9)	(112.6)
Treasury stock, at cost — 23.8 and 23.4 shares, respectively	(2,532.5)	(2,444.7)
Total stockholders’ equity	2,378.8	2,015.4
Total liabilities and stockholders’ equity	$3,814.6	$3,408.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2024	2023	2022
Net sales	$3,841.0	$3,952.2	$4,006.1
Cost of products sold	2,059.3	2,239.0	2,333.4
Gross profit	1,781.7	1,713.2	1,672.7
Selling, distribution, and administrative expenses	1,228.4	1,212.9	1,163.0
Special charges	—	26.9	—
Operating profit	553.3	473.4	509.7
Other expense:
Interest (income) expense, net	(4.5)	18.9	24.9
Miscellaneous expense (income), net	9.2	7.8	(9.1)
Total other expense	4.7	26.7	15.8
Income before income taxes	548.6	446.7	493.9
Income tax expense	126.0	100.7	109.9
Net income	$422.6	$346.0	$384.0

Earnings per share(1):
Basic earnings per share	$13.68	$10.88	$11.23
Basic weighted average number of shares outstanding	30.885	31.806	34.182
Diluted earnings per share	$13.44	$10.76	$11.08
Diluted weighted average number of shares outstanding	31.445	32.164	34.645
Dividends declared per share	$0.58	$0.52	$0.52

Comprehensive income:
Net income	$422.6	$346.0	$384.0
Other comprehensive (loss) income items, net of tax:
Foreign currency translation adjustments	(5.9)	8.5	(33.3)
Defined benefit plans, net of tax	3.6	4.7	5.7
Other comprehensive (loss) income items, net of tax	(2.3)	13.2	(27.6)
Comprehensive income	$420.3	$359.2	$356.4
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$422.6	$346.0	$384.0
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	91.1	93.2	94.8
Share-based payment expense	46.6	42.0	37.4
Gain on the sale or disposal of property, plant, and equipment	—	—	(2.3)
Asset impairments	3.0	20.8	1.7
Loss on sale of a business	—	11.2	—
Deferred income taxes	(33.6)	(47.8)	0.6
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(8.7)	114.6	(99.7)
Inventories	(16.3)	115.2	(83.3)
Prepayments and other current assets	(3.0)	21.4	(17.6)
Accounts payable	66.2	(110.5)	2.6
Other operating activities	51.3	(28.0)	(1.9)
Net cash provided by operating activities	619.2	578.1	316.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(64.0)	(66.7)	(56.5)
Proceeds from sale of property, plant, and equipment	—	—	8.9
Acquisitions of businesses, net of cash acquired	—	(35.5)	(12.9)
Other investing activities	(1.1)	11.5	(1.7)
Net cash used for investing activities	(65.1)	(90.7)	(62.2)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	—	(18.0)	18.0
Repurchases of common stock	(88.7)	(266.6)	(514.8)
Proceeds from stock option exercises and other	13.5	2.7	12.5
Payments of taxes withheld on net settlement of equity awards	(11.1)	(14.2)	(8.6)
Dividends paid	(18.2)	(16.8)	(18.1)
Other financing activities	—	—	(1.4)
Net cash used for financing activities	(104.5)	(312.9)	(512.4)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.2	(9.8)
Net change in cash and cash equivalents	447.9	174.7	(268.1)
Cash and cash equivalents at beginning of year	397.9	223.2	491.3
Cash and cash equivalents at end of year	$845.8	$397.9	$223.2
Supplemental cash flow information:
Income taxes paid	$155.7	$147.2	$109.4
Interest paid	$24.4	$27.9	$26.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Outstanding
	Shares(1)	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2021	35.2	$0.5	$995.6	$2,810.3	$(98.2)	$(1,663.7)	$2,044.5
Net income	—	—	—	384.0	—	—	384.0
Other comprehensive loss, net of tax	—	—	—	—	(27.6)	—	(27.6)
Share-based payment amortization, issuances, and cancellations	0.1	—	28.2	—	—	—	28.2
Employee stock purchase plan issuances	—	—	1.8	—	—	—	1.8
Cash dividends of $0.52 per share paid on common stock	—	—	—	(18.1)	—	—	(18.1)
Stock options exercised	0.1	—	10.7	—	—	—	10.7
Repurchases of common stock	(2.9)	—	—	—	—	(511.7)	(511.7)
Balance, August 31, 2022	32.5	0.5	1,036.3	3,176.2	(125.8)	(2,175.4)	1,911.8
Net income	—	—	—	346.0	—	—	346.0
Other comprehensive income, net of tax	—	—	—	—	13.2	—	13.2
Share-based payment amortization, issuances, and cancellations	0.2	—	27.8	—	—	—	27.8
Employee stock purchase plan issuances	—	—	1.5	—	—	—	1.5
Cash dividends of $0.52 per share paid on common stock	—	—	—	(16.8)	—	—	(16.8)
Stock options exercised	—	—	1.2	—	—	—	1.2
Repurchases of common stock	(1.6)	—	—	—	—	(269.3)	(269.3)
Balance, August 31, 2023	31.1	0.5	1,066.8	3,505.4	(112.6)	(2,444.7)	2,015.4
Net income	—	—	—	422.6	—	—	422.6
Other comprehensive loss, net of tax	—	—	—	—	(2.3)	—	(2.3)
Share-based payment amortization, issuances, and cancellations	0.1	—	35.6	—	—	—	35.6
Employee stock purchase plan issuances	—	—	1.5	—	—	—	1.5
Cash dividends of $0.58 per share paid on common stock	—	—	—	(18.2)	—	—	(18.2)
Stock options exercised	0.1	—	12.0	—	—	—	12.0
Repurchases of common stock	(0.5)	—	—	—	—	(87.8)	(87.8)
Balance, August 31, 2024	30.8	$0.5	$1,115.9	$3,909.8	$(114.9)	$(2,532.5)	$2,378.8
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
ABL Segment
Our ABL strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. ABL's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. ABL's portfolio of products includes but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
Principal customers of ABL include electrical distributors, retail home improvement centers, electric utilities, corporate accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. Our customers are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. ABL's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered primarily through a network of distribution centers as well as directly from our manufacturing facilities using both common carriers and an internally-managed truck fleet.
ISG Segment
Our ISG strategy is to make spaces smarter, safer, and greener by connecting the edge to the cloud. ISG offers building management solutions and building management software. Our building management solutions include products for controlling heating, ventilation, air conditioning (“HVAC”), lighting, shades, refrigeration, and building access that deliver end-to-end optimization of those building systems. Our intelligent building management software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of ISG primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. ISG products and solutions are marketed under multiple brand names, including but not limited to, Atrius® and Distech Controls®.
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
Accounts Receivable
We record accounts receivable at net realizable value. This value includes a reserve for doubtful accounts to reflect our estimate of expected credit losses over the contractual terms of our receivables. Our estimation of current expected credit losses reflects our considerations of historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We additionally consider the impact of general economic conditions, including construction spending, unemployment rates, and macroeconomic growth, on our customers' future ability to meet their obligations. We believe that the reserve is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations, financial condition, or cash flows.
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our lighting, lighting controls, building management systems, and location-aware applications as well as their dispersion across many different geographic areas. No single customer accounted for more than 10% of receivables at August 31, 2024. One customer accounted for 10% of receivables at August 31, 2023. No single customer accounted for more than 10% of net sales in fiscal 2024, 2023, or 2022.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	August 31,
	2024	2023
Raw materials, supplies, and work in process(1)	$222.1	$214.0
Finished goods	191.1	180.3
Inventories excluding reserves	413.2	394.3
Less: Reserves	(25.6)	(25.8)
Total inventories	$387.6	$368.5
_______________________________________
(1)    Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.
We review inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on estimated future demand and current market conditions. Although our historical experience related to demand and market conditions have been within expectations, a significant change in customer demand, market conditions, or technology could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs. The following table summarizes the changes in our inventory reserves for the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Beginning balance	$25.8	$30.9	$38.0
Additions to reserve	10.9	16.2	15.7
Disposals of reserved inventory	(11.0)	(20.6)	(22.5)
Foreign currency translation adjustments	(0.1)	(0.7)	(0.3)
Ending balance	$25.6	$25.8	$30.9
Assets Held for Sale
We classify assets as held for sale when a plan for disposal is developed and approved, the asset is available for immediate sale, an active program to locate a buyer at a price reasonable in relation to current fair value is initiated, and transfer of the asset is expected to be completed within one year. We cease the depreciation and amortization of the assets when all of these criteria have been met and generally reflect balances within Prepayments and other current assets on our Consolidated Balance Sheets. We did not have any assets classified as held for sale at August 31, 2024 or August 31, 2023.
During the year ended August 31, 2022, we sold one building classified as held for sale at August 31, 2021 with a total carrying value of $6.6 million for a gain of approximately $2.3 million. This gain is reflected in Selling, distribution, and administrative expenses within our Consolidated Statements of Comprehensive Income.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the periods presented by segment are summarized as follows (in millions):

	ABL	ISG	Total
Balance as of August 31, 2022	$1,014.2	$70.1	$1,084.3
Additions from acquired businesses	—	15.2	15.2
Adjustments to provisional amounts from acquired businesses	—	(0.2)	(0.2)
Derecognitions for divestitures	(0.7)	—	(0.7)
Foreign currency translation adjustments	0.9	(1.6)	(0.7)
Balance as of August 31, 2023	1,014.4	83.5	1,097.9
Foreign currency translation adjustments	0.7	0.1	0.8
Balance as of August 31, 2024	$1,015.1	$83.6	$1,098.7
Through multiple acquisitions, we acquired definite-lived intangible assets that are amortized over their estimated useful lives as well as indefinite-lived intangible assets, which consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including estimated future short-term and long-term net sales and profitability, customer attrition rates, royalty rates, and discount rates. Certain of our intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year. Summarized information for our intangible assets is as follows as of the dates presented (in millions):

	August 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Patents and patented technology	$157.5	$(133.3)	$158.8	$(122.3)
Trademarks and trade names	45.5	(20.5)	45.5	(18.4)
Distribution networks	61.8	(51.6)	61.8	(49.4)
Customer relationships	428.6	(180.1)	425.0	(155.4)
Total definite-lived intangible assets	$693.4	$(385.5)	$691.1	$(345.5)
Indefinite-lived trade names	$132.6		$135.6
We recorded amortization expense of $39.7 million, $42.1 million, and $41.0 million related to acquired intangible assets during fiscal 2024, 2023, and 2022, respectively. Amortization expense is generally recorded on a straight-line basis.
The following table summarizes the expected amortization expense for the next five fiscal years (in millions):

Fiscal Year	August 31, 2024
2025	$32.1
2026	29.8
2027	28.3
2028	24.2
2029	22.8

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Analyses
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first date of our fourth fiscal quarter (June 1) or more frequently if facts and circumstances indicate an asset is more likely than not impaired, as required by Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 allows for an optional qualitative analysis for goodwill and indefinite-lived intangible assets to determine the likelihood of impairment. If the qualitative review results in a more likely than not probability of impairment, a quantitative analysis is required. The qualitative step may be bypassed entirely in favor of a quantitative test.
Goodwill
As of June 1, 2024, the current fiscal year testing date, we performed a qualitative analysis to assess the fair value of our reporting units as prescribed by ASC 350. Our qualitative analysis considered and assessed external factors for each reporting unit such as macroeconomic, industry, cost, and market conditions as well as Company-specific factors, including but not limited to, our actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for each of our three reporting units. Thus, no quantitative test was required for our $1.1 billion of goodwill.
In fiscal 2023 and 2022, we used a quantitative analysis to calculate the fair value of our three reporting units using a combination of discounted future cash flows and relevant market multiples. The analysis for goodwill did not result in an impairment charge during fiscal 2023, or 2022.
Indefinite-Lived Intangibles
As of June 1, 2024, the current fiscal year testing date, we held eight indefinite-lived intangible assets with an aggregate carrying value of $135.5 million. For fiscal 2024, we performed a qualitative analysis to assess our indefinite-lived intangible assets for impairment. Our qualitative analysis considered and assessed external factors such as macroeconomic, industry, cost, and market conditions as well as asset-specific factors, such as each trade name's actual and planned financial performance. Based on the results of our analyses, we determined there was not a more likely than not probability of impairment for seven of the indefinite-lived intangible assets, and no quantitative test for these assets was required.
In the fourth quarter of fiscal 2024, management committed to a plan to rebrand certain products in ABL's portfolio. We determined this plan adversely impacted one trade name. Therefore, we performed a quantitative analysis to compare the fair value of this trade name with its carrying value. We estimated the fair value of this indefinite-lived trade name using the relief-from-royalty method, a fair value model based on discounted future cash flows. Our assumptions in valuing the trade name primarily reflected a projected decline in revenues generated by the trade name due to management’s planned reduction in future use of the asset. We additionally considered other inputs, including theoretical royalty rates and discount rates, in valuing the asset. Based on the results of the indefinite-lived intangible asset analyses for fiscal 2024, we recorded an impairment charge of $3.0 million for one indefinite-lived trade name asset within Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income related to our ABL segment. Any reasonably likely change in the assumptions used in the analysis for the trade name would not be material to the impairment charge recorded or to our financial conditions or results of operations.
In fiscal 2023, we recorded an impairment charge of $14.0 million for six trade names within Special Charges in the Consolidated Statements of Comprehensive Income related to our ABL segment. We also determined five of these trade names no longer had indefinite lives. These trade names were classified as definite-lived as of June 1, 2023 and are amortized over 15 years. The impairment analyses for fiscal 2023 of the other seven indefinite-lived intangible assets indicated that their fair values exceeded their carrying values.
The impairment analyses of our indefinite-lived intangible assets indicated that their fair values exceeded their carrying values for fiscal 2022.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Assets
Other long-term assets consist of the following items whose economic benefits are expected to be realized greater than one year from the dates presented (in millions):

	August 31,
	2024	2023
Deferred costs and other assets(1) (2)	$12.1	$29.9
Investments in debt and equity securities	6.7	7.2
Pensions plans in which plan assets exceed benefit obligation	13.3	12.4
Total other long-term assets	$32.1	$49.5
_______________________________________
(1)Estimated recoveries of warranty costs, net of estimated credit losses, expected to be recovered greater than one year from the respective balance sheet dates are included in this category.
(2)Included within this category are company-owned life insurance investments. We maintain life insurance policies on 52 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2024.
Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2024	2023
Customer incentive programs(1)	$35.3	$31.6
Refunds to customers(1)	28.2	25.6
Current deferred revenues(1)	17.4	14.1
Sales commissions	35.3	35.7
Freight costs	18.1	15.0
Product warranty costs(2)	28.4	22.8
Tax-related items(3)	7.1	9.2
Interest on long-term debt(4)	2.3	2.3
Other	34.2	30.4
Total other current liabilities	$206.3	$186.7
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2024	2023
Deferred compensation and postretirement benefits other than pensions(1)	$47.2	$45.6
Deferred revenues(2)	41.5	47.6
Unrecognized tax position liabilities, including interest(3)	25.7	23.4
Product warranty costs(4)	9.1	8.8
Other	6.6	3.8
Total other long-term liabilities	$130.1	$129.2
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
Shipping and Handling Fees and Costs
We include shipping and handling fees billed to customers in Net sales in the Consolidated Statements of Comprehensive Income. Refer to the Revenue Recognition footnote of the Notes to Financial Statements for further information.
When a product is sold, the associated shipping and handling costs are recorded in the Consolidated Statements of Comprehensive Income based on their function. Costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold, which may be capitalized into inventory. Other shipping and handling costs, which primarily include amounts incurred to transfer finished goods to a customer's desired location, are included in Selling, distribution, and administrative expenses and totaled $134.2 million, $141.7 million, and $151.2 million in fiscal 2024, 2023, and 2022, respectively.
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
We have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income. Share-based payment expense includes expense related to restricted stock, performance stock units, options issued, and stock units deferred into the Director Plan. We recorded $46.6 million, $42.0 million, and $37.4 million of share-based payment expense for the years ended August 31, 2024, 2023, and 2022, respectively. The total income tax benefit recognized for share-based payment expense was $8.3 million, $7.2 million, and $9.6 million for the years ended August 31, 2024, 2023, and 2022, respectively.
Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax benefits related

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to share-based payment cost of $1.5 million, $1.5 million, and $4.8 million for the years ended August 31, 2024, 2023, and 2022, respectively.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.
Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (3 to 40 years for buildings and related improvements and 2 to 15 years for machinery, equipment, and information technology) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Land is not depreciated. Depreciation expense amounted to $51.4 million, $51.1 million, and $53.8 million during fiscal 2024, 2023, and 2022, respectively. The balance of property, plant, and equipment consists of the following as of the dates presented (in millions):

	August 31,
	2024	2023
Land	$22.3	$23.0
Buildings and leasehold improvements	218.7	210.9
Machinery, equipment, and information technology	758.7	727.9
Total property, plant, and equipment, at cost	999.7	961.8
Less: Accumulated depreciation and amortization	(695.8)	(664.2)
Property, plant, and equipment, net	$303.9	$297.6
Research and Development
Research and development (“R&D”) expense consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but it does not include all new or enhanced product development costs. R&D expense is expensed as incurred and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $102.3 million, $97.1 million, and $95.1 million during fiscal 2024, 2023, and 2022, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $20.1 million, $21.9 million, and $19.3 million during fiscal 2024, 2023, and 2022, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Expense
The following table summarizes the components of Other expense during the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Interest (income) expense, net:
Interest expense(1)	$25.3	$27.9	$27.0
Interest income(2)	(29.8)	(9.0)	(2.1)
Interest (income) expense, net	(4.5)	$18.9	$24.9
Miscellaneous expense (income), net
Non-service components of net periodic pension cost	4.5	5.0	(1.0)
Foreign currency transaction losses (gains)	5.3	(8.4)	(5.3)
Loss on sale of business(3)	—	11.2	—
Other items	(0.6)	—	(2.8)
Miscellaneous expense (income), net	9.2	7.8	(9.1)
Other expense	$4.7	$26.7	$15.8
____________________________________
(1)Consists primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets.
(2)Certain cash and cash equivalents are held in interest-bearing accounts.
(3)We recorded a loss on the sale of our Sunoptics prismatic skylights business in fiscal 2023. Refer to Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for further details.
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
Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive (loss) income items includes foreign currency translation and pension adjustments.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2022	$(73.5)	$(52.3)	$(125.8)
Other comprehensive income before reclassifications	8.5	0.4	8.9
Amounts reclassified from accumulated other comprehensive loss(1)	—	4.3	4.3
Net current period other comprehensive income	8.5	4.7	13.2
Balance as of August 31, 2023	(65.0)	(47.6)	(112.6)
Other comprehensive (loss) income before reclassifications	(5.9)	1.0	(4.9)
Amounts reclassified from accumulated other comprehensive loss(1)	—	2.6	2.6
Net current period other comprehensive (loss) income	(5.9)	3.6	(2.3)
Balance as of August 31, 2024	$(70.9)	$(44.0)	$(114.9)
_______________________________________
(1)The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2024			2023			2022
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(5.9)	$—	$(5.9)	$8.5	$—	$8.5	$(33.3)	$—	$(33.3)
Defined benefit pension plans:
Actuarial amounts	1.4	(0.4)	1.0	0.4	—	0.4	0.7	—	0.7
Amortization of defined benefit pension items:
Prior service cost	0.1	—	0.1	2.6	(0.6)	2.0	2.9	(0.7)	2.2
Actuarial losses	3.3	(0.8)	2.5	3.0	(0.7)	2.3	3.3	(0.8)	2.5
Settlement losses	—	—	—	—	—	—	0.4	(0.1)	0.3
Total defined benefit plans, net	4.8	(1.2)	3.6	6.0	(1.3)	4.7	7.3	(1.6)	5.7
Other comprehensive (loss) income	$(1.1)	$(1.2)	$(2.3)	$14.5	$(1.3)	$13.2	$(26.0)	$(1.6)	$(27.6)

ACUITY BRANDS, INC.
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
Note 4 — Acquisitions and Divestitures
Acquisitions
The following discussion relates to fiscal 2023 acquisitions. There were no acquisitions during fiscal 2024 or 2022. The $12.9 million of cash outflows reflected in the fiscal 2022 Consolidated Statements of Cash Flows relate to fiscal 2021 acquisitions primarily for working capital settlements.
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
We accounted for the acquisition of KE2 Therm in accordance with ASC Topic 805, Business Combinations (“ASC 805”). We finalized the acquisition accounting for the KE2 Therm acquisition during the third quarter of fiscal 2024. There were no material measurement period adjustments during fiscal 2024.
Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of this acquisition reflects goodwill within the ISG segment of $15.0 million, which is not deductible for tax purposes. The goodwill was comprised of expected benefits related to expanding ISG's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining KE2 Therm with our current businesses.
We additionally recorded gross intangible assets of $18.0 million, which reflects estimates for definite-lived intangibles with an estimated weighted average useful life of approximately 15 years.
The operating results of KE2 Therm have been included in our financial statements since the date of acquisition and

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are not material to our consolidated financial condition, results of operations, or cash flows.

Divestitures
There were no divestitures during fiscal 2024 or 2022. The following discussion relates to fiscal year 2023 activities.
We sold our Sunoptics prismatic skylights business in November 2022. We transferred assets with a total carrying value of $15.1 million, which primarily consisted of intangibles with definite lives, inventories, and allocated goodwill from the ABL segment. We recognized a pre-tax loss on the sale of $11.2 million within Miscellaneous expense (income), net on the Consolidated Statements of Comprehensive Income. Additionally, during fiscal 2023 we recorded impairment charges for certain retained assets as well as associate severance and other costs related to the sale. These items are included within Special charges on the Consolidated Statements of Comprehensive Income. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details.
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	August 31,
	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$845.8	$—	$—	$845.8	$397.9	$—	$—	$397.9
Other financial instruments	—	—	—	—	—	0.4	—	0.4
Assets in fair value hierarchy	845.8	—	—	845.8	397.9	0.4	—	398.3
Other investments(1)				6.7				7.2
Total	$845.8	$—	$—	$852.5	$397.9	$0.4	$—	$405.5
____________________________________
(1)Includes strategic investments in privately-held entities over which we do not exercise significant influence or control without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any.
In the fourth quarter of fiscal 2024, management committed to a plan to rebrand certain products in ABL's portfolio, which resulted in an impairment charge of $3.0 million for one indefinite-lived trade name asset. This amount is recorded within Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income and related to our ABL segment. Refer to the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details.
We had no credit losses on our investments at August 31, 2024. During fiscal 2023, we received cash for the cancellation of a strategic investment, whose underlying company was acquired by a third party. We also received preferred equity in the third party with a cost basis of $2.5 million that is accounted for under ASC 320, Investments—Debt Securities using discounted cash flows based on rates of similar instruments (Level 2). During the year ended August 31, 2023, we recorded an allowance for credit loss for this investment for its full cost basis. This credit loss reflected a decline in the underlying company's financial condition and long-term prospects, which included a suspension of dividend payments owed to us as well as a significant market decline in its publicly traded securities, including similar preferred equities. This impairment charge is reflected in Miscellaneous expense (income), net for the year ended August 31, 2023 within our Consolidated Statements of Comprehensive Income. Accrued interest related to this investment was not material to our financial statements.
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
Fair value for our outstanding debt obligations is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $429.7 million and $401.4 million as of August 31, 2024 and 2023, respectively.
We had no short-term borrowings outstanding under our revolving credit facility as of August 31, 2024 and 2023. These borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote for further details on our outstanding borrowings.
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to us. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating our management of liquidity and other risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented in this footnote.
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
Generally, the rates implicit in our leases are not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 3.7% and 3.5% as of August 31, 2024 and 2023, respectively.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	August 31, 2024
2025	$21.1
2026	17.5
2027	13.5
2028	9.6
2029	8.0
Thereafter	16.3
Total undiscounted lease payments	86.0
Less: Discount due to interest	(8.7)
Present value of lease liabilities	$77.3
The weighted average remaining lease term for our operating leases was five years as of August 31, 2024.
Lease cost is recorded within Cost of products sold, and may be capitalized into inventory as manufacturing overhead, or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related right of use (“ROU”) asset. The components of total lease cost were as follows during the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Operating lease cost	$23.5	$22.3	$18.8
Variable lease cost	3.8	4.2	2.7
Short-term lease cost	3.8	3.6	4.3
Total lease cost	$31.1	$30.1	$25.8
Cash paid for operating lease liabilities during the year ended August 31, 2024, 2023, and 2022 was $22.9 million, $20.1 million, and $18.5 million, respectively. ROU assets obtained in exchange for lease liabilities during the year ended August 31, 2024 and 2023 were $3.4 million and $29.9 million, respectively.
We have no significant leases that have not yet commenced as of August 31, 2024 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.
In connection with our fiscal 2023 sale of our Sunoptics prismatic skylights, we retained certain assets, primarily ROU assets, that we did not plan to continue using in our manufacturing operations. Accordingly, we assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable, which triggered an impairment test for these assets. We recorded an impairment charge of $4.3 million within for these assets using a discounted cash flow model to estimate their fair values in fiscal 2023. The impairments were recorded within Special charges in the Consolidated Statements of Comprehensive Income and pertained to our ABL segment. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details on the fiscal 2023 impairments. The recoverability and impairment tests required significant assumptions including estimated future cash flows, the identification of assets within each asset group, and the determination of an appropriate discount rate.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt and Lines of Credit
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consists of the following as of the dates presented (in millions):

	August 31,
	2024	2023
Senior unsecured public notes due December 2030, principal	$500.0	$500.0
Senior unsecured public notes due December 2030, unamortized discount and deferred costs	(3.8)	(4.4)
Total debt	$496.2	$495.6
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
We had no short-term borrowings outstanding under the Revolving Credit Facility at August 31, 2024 and 2023, respectively.
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2024. At August 31, 2024, we had additional borrowing capacity under the Credit Agreement of $596.2 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $3.8 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
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
Collective Bargaining Agreements
Approximately 65% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 60% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
Litigation
We are subject to various other legal claims arising in the normal course of business, including without limitation, patent infringement, contract disputes, employment matters, and product liability claims. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish estimated liabilities for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the accrued amounts.

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
Product Warranty Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs in accordance with ASC Topic 450, Contingencies (“ASC 450”) when the related revenue is recognized and when costs are deemed to be probable and can be reasonably estimated. Liabilities related to product warranty costs are subject to uncertainty because they require estimates of future costs. Estimated future warranty costs are primarily based on historical experience, including the number and costs of identified warranty claims as well as the period of time between the shipment of products and our settlement of related claims. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets and included within Other current assets or Other long-term assets based on the timing of receipt of recovery. Recoveries are recorded net of allowances for credit losses.
Although we assume that historical experience will continue to be the best indicator of future warranty costs, we cannot assure that future warranty costs will not exceed historical amounts, and/or loss recoveries will not be fully collectible. If actual future warranty costs exceed recorded amounts, or recoveries are no longer collectible, adjustments to our accruals and/or receivables may be warranted, which could have a material adverse impact on our results of operations and cash flows.
Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs during the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Beginning balance	$31.6	$27.3	$20.3
Product warranty costs(1)	49.4	47.0	52.4
Payments and other deductions(1)	(43.5)	(42.7)	(45.4)
Ending balance	$37.5	$31.6	$27.3
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, net interest (income) expense, net miscellaneous expense (income), and income tax expense are not allocated to segments.
We recorded no special charges during the years ended August 31, 2024 and August 31, 2022. We allocated $25.0 million of the $26.9 million in special charges incurred during the year ended August 31, 2023 to the ABL segment; the remaining amounts of the fiscal 2023 charge were not allocated to a segment.
We allocate certain working capital assets and capital expenditures to our segments primarily to assess each segment's contribution to our consolidated operating cash flows and capital expenditures. Segment assets include accounts receivable and inventory. Unallocated assets are presented in corporate as a reconciling item to our total consolidated assets.
The following table presents financial information by operating segment for the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Net sales:
ABL	$3,573.4	$3,722.8	$3,810.1
ISG	291.9	252.7	216.1
Eliminations(1)	(24.3)	(23.3)	(20.1)
Total	$3,841.0	$3,952.2	$4,006.1
Operating profit (loss):
ABL	$582.8	$509.5	$545.6
ISG	43.6	32.1	22.7
Unallocated corporate amounts	(73.1)	(68.2)	(58.6)
Total	$553.3	$473.4	$509.7
Depreciation and amortization:
ABL	$74.7	$77.4	$79.3
ISG	15.3	14.4	14.4
Unallocated corporate amounts	1.1	1.4	1.1
Total	$91.1	$93.2	$94.8
Segment assets:
ABL	$883.0	$870.1	$1,097.8
ISG	67.6	53.7	53.8
Unallocated corporate amounts	2,864.0	2,484.7	2,328.6
Total	$3,814.6	$3,408.5	$3,480.2
Capital expenditures:
ABL	$55.1	$59.3	$51.7
ISG	3.6	3.5	2.6
Unallocated corporate amounts	5.3	3.9	2.2
Total	$64.0	$66.7	$56.5
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles operating profit by segment to income before income taxes (in millions):

	Year Ended August 31,
	2024	2023	2022
Operating profit - ABL	$582.8	$509.5	$545.6
Operating profit - ISG	43.6	32.1	22.7
Unallocated corporate amounts	(73.1)	(68.2)	(58.6)
Operating profit	553.3	473.4	509.7
Interest (income) expense, net	(4.5)	18.9	24.9
Miscellaneous expense (income), net	9.2	7.8	(9.1)
Income before income taxes	$548.6	$446.7	$493.9
During the fourth quarter of fiscal 2023, we recognized charges within our ABL segment of $14.0 million for trade name impairments, $13.0 million for the collectability of a supplier warranty obligation owed to us for components we used in products manufactured and sold between 2017 and 2019, and $4.1 million for employee severance costs.
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
Refund liabilities recorded under ASC 606 relating to rights of return, cash discounts, and other miscellaneous credits to customers were $28.2 million and $25.6 million as of August 31, 2024 and 2023, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we recorded right of return assets for products expected to be returned to our facilities, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $4.5 million and $4.9 million as of August 31, 2024 and 2023, respectively.
We also maintain one-time and ongoing promotions with our customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with these programs totaled $35.3 million and $31.6 million as of August 31, 2024 and 2023, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
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
Software
Software sales include licenses for software, data usage fees, and software as a service arrangements. We recognize revenue for software based on the contractual rights provided to a customer, which in certain instances results in the recognition of revenue ratably over the contractual service period.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of transaction price from contracts with customers allocated to our contract liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2024	2023
Current deferred revenues	$17.4	$14.1
Non-current deferred revenues	41.5	47.6
Current deferred revenues primarily consist of upfront fees collected for service-type warranties, time-bound software licenses, software as a service arrangements, and professional fees and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue earned from beginning contract balances during the year ended August 31, 2024 approximated the current deferred revenue balance at August 31, 2023.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from August 31, 2024 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Year Ended August 31,
	2024	2023	2022
ABL:
Independent sales network	$2,551.7	$2,671.0	$2,714.1
Direct sales network	397.0	414.4	384.2
Retail sales	190.3	194.9	178.3
Corporate accounts	205.9	200.3	222.7
OEM and other	228.5	242.2	310.8
Total ABL	3,573.4	3,722.8	3,810.1
ISG	291.9	252.7	216.1
Eliminations	(24.3)	(23.3)	(20.1)
Total	$3,841.0	$3,952.2	$4,006.1
Note 11 — Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2022, our stockholders approved the Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Compensation Incentive Plan (the “Stock Incentive Plan”), which, among other things, increased the total number of shares authorized for issuance pursuant to the Stock Incentive Plan from 2.7 million to 3.6 million, with a corresponding increase to shares available for grant. The Compensation and Management Development Committee of the Board of Directors (the “Compensation Committee”) is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares available for grant under the Stock Incentive Plan were approximately 0.7 million, 1.0 million, and 1.1 million at August 31, 2024, 2023, and 2022, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
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
Compensation expense recognized related to our share-based payment awards during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2024	2023	2022
Restricted stock awards and units	$23.9	$19.6	$17.2
Performance stock units	18.6	15.2	9.9
Stock options	2.6	5.7	8.8
Director stock units	1.5	1.5	1.5
Total share-based payment expense	$46.6	$42.0	$37.4
Restricted Stock
As of August 31, 2024, we had approximately 0.3 million shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan. Grants awarded beginning in fiscal 2022 vest primarily over a three-year period, and grants awarded prior to fiscal 2022 vest primarily over a four-year period. Our restricted stock grants are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2021	0.4		$116.77
Granted	0.1		$204.36
Vested	(0.1)		$122.27
Forfeited	(0.1)		$131.08
Outstanding at August 31, 2022	0.3		$144.51
Granted	0.2		$175.23
Vested	(0.1)		$140.85
Forfeited	(0.1)		$163.37
Outstanding at August 31, 2023	0.3		$159.33
Granted	0.2		$168.74
Vested	(0.2)		$153.74
Forfeited	—	*	$154.90
Outstanding at August 31, 2024	0.3		$167.39
___________________________
* Represents shares of less than 0.1 million.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2024, there was $30.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of stock vested during the years ended August 31, 2024, 2023, and 2022 was approximately $22.9 million, $19.9 million, and $16.4 million, respectively.
Performance Stock Units
As of August 31, 2024, we had approximately 0.3 million performance stock units outstanding to officers and other key employees under the Stock Incentive Plan. Our performance stock units vest primarily over a three-year period.
For most of these grants, the actual number of performance stock units earned for these awards will be determined at the end of the related performance period based on the level of achievement of established performance thresholds. Such grants are valued at the closing stock price on the date of grant. We recognize compensation expense for these grants proportionately over the requisite service period for each employee when it becomes probable that the performance metric will be satisfied.
A small subset of our performance stock units granted in fiscal 2024 and fiscal 2023 have a payout based on a total shareholder return relative to a peer group index over a three-year period. These awards are valued using a Monte-Carlo simulation and are expensed over the longer of the requisite service period and the derived service period. Stock compensation may be accelerated if a market condition is met prior to the derived service period lapsing. All inputs into the Monte Carlo simulation are estimates made at the time of grant, which are summarized in the table below. Actual realized value of each award could materially differ from these estimates, without impact to future reported net income. Dividends were assumed to be reinvested on the ex-dividend date for us and peer companies. Expected volatility was based on historical volatility of our stock as well as our peer group. The risk-free interest rate was based on the U.S. Treasury yield consistent with the derived performance period.

	2024	2023
Dividend yield	—%	—%
Expected volatility	34.6%	46.7%
Risk-free interest rate	4.9%	4.5%
Fair value of awards	$241.39	$254.19
Activity related to performance stock units during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2021	0.2		$109.99
Granted	—	*	$207.02
Forfeited	—	*	$113.51
Outstanding at August 31, 2022	0.2		$145.46
Granted	0.1		$186.78
Vested	(0.1)		$124.29
Forfeited	—	*	$195.67
Outstanding at August 31, 2023	0.2		$171.01
Granted	0.2		$172.98
Vested	(0.1)		$91.36
Outstanding at August 31, 2024	0.3		$186.66
___________________________
* Represents shares of less than 0.1 million.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2024 there was $12.6 million of total unrecognized compensation cost related to unvested performance stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of performance units vested during the years ended August 31, 2024 and 2023 was $5.0 million and $11.5 million, respectively. No awards vested during the year ended August 31, 2022.
Stock Options
As of August 31, 2024, we had approximately 0.9 million options outstanding to officers as well as other key current and former employees under the Stock Incentive Plan, all of which were granted in previous fiscal years. Of these options, 0.3 million were granted in fiscal 2021 and become exercisable over a four-year period. These options are also subject to a market condition (the “Market Options”). Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant.
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
The following weighted average assumptions were used to estimate the fair value of the stock options granted in the fiscal year presented:

Market Options
2021
Dividend yield	0.5%
Expected volatility	36.5%
Risk-free interest rate	0.7%
Expected life of options	8 years
Weighted-average fair value of options	$40.45

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Options (in millions)		Weighted Average Exercise Price	Number of Options (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2021	1.2		$127.98	0.5		$142.36
Exercised	(0.1)	*	$88.94
Outstanding at August 31, 2022	1.1		$132.50	0.6		$143.15
Exercised	—	*	$126.92
Forfeitures	(0.1)		$227.15
Outstanding at August 31, 2023	1.0		$131.81	0.9		$135.91
Exercised	(0.1)		$143.92
Outstanding at August 31, 2024	0.9		$130.74	0.9		$132.48
Range of option exercise prices:
$100.00 - $160.00 (average life - 5.5 years)	0.8		$118.70	0.8		$119.58
$160.01 - $210.00 (average life - 1.2 years)	—	*	$207.80	—	*	$207.80
$210.01 - $239.76 (average life - 2.1 years)	0.1		$239.76	0.1		$239.76
___________________________
* Represents amounts of less than 0.1 million.
The total intrinsic value of options exercised during the years ended August 31, 2024, 2023, and 2022 was approximately $6.6 million, $0.5 million, and $14.0 million, respectively. As of August 31, 2024, the total intrinsic value of options outstanding was $116.5 million, the total intrinsic value of options expected to vest was $10.1 million, and the total intrinsic value of options exercisable was $106.4 million. As of August 31, 2024, there was $0.7 million of total unrecognized compensation cost related to unvested options. We expect to recognize this cost over the next fiscal year.
Employee Deferred Stock Units
We previously allowed employees to defer a portion of restricted stock awards granted in fiscal 2003 and fiscal 2004 into the SDSP as stock units. The stock units are payable in shares of stock at the time of distribution from the SDSP. As of August 31, 2024, approximately 4,000 fully vested stock units remain deferred, but undistributed, under the Stock Incentive Plan. There was no compensation expense related to these stock units during fiscal years 2024, 2023, and 2022.
Director Deferred Stock Units
In January 2022, the total remaining shares available for issuance under the Director Plan were transferred into the Stock Incentive Plan. As of August 31, 2024, approximately 38,000 stock units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2024. Employees may participate at their discretion.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables reflect the status of our domestic (U.S.-based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$159.8	$176.0	$34.6	$31.5
Service cost	3.6	3.8	0.9	0.8
Interest cost	7.8	7.4	2.0	1.6
Actuarial losses (gains)	3.7	(16.2)	(0.1)	(1.2)
Benefits paid	(11.1)	(11.2)	(1.9)	(1.9)
Other	—	—	(1.5)	3.8
Benefit obligation at end of year	163.8	159.8	34.0	34.6
Change in plan assets:
Fair value of plan assets at beginning of year	132.7	141.5	32.1	28.5
Actual return (loss) on plan assets	9.5	(1.3)	3.2	(5.2)
Employer contributions	3.4	3.7	—	7.9
Benefits paid	(11.1)	(11.2)	(1.3)	(1.9)
Other	—	—	0.6	2.8
Fair value of plan assets at end of year	134.5	132.7	34.6	32.1
Funded status at the end of year	$(29.3)	$(27.1)	$0.6	$(2.5)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$8.4	$10.1	$4.9	$2.3
Current liabilities	(4.2)	(3.4)	(0.3)	(0.2)
Non-current liabilities	(33.5)	(33.8)	(4.0)	(4.6)
Net amount recognized in consolidated balance sheets	$(29.3)	$(27.1)	$0.6	$(2.5)
Accumulated benefit obligation	$162.5	$158.9	$31.8	$31.9
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$(0.1)	$(0.1)	$—	$(0.1)
Net actuarial loss	(43.5)	(44.3)	(8.8)	(13.4)
Amounts in accumulated other comprehensive loss	$(43.6)	$(44.4)	$(8.8)	$(13.5)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$37.7	$37.2	$4.3	$5.6
Accumulated benefit obligation	36.4	36.3	2.9	3.5
Plan assets	—	—	—	0.8
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$126.1	$122.6	$29.7	$29.0
Accumulated benefit obligation	126.1	122.6	28.9	28.4
Plan assets	134.5	132.7	34.6	31.3
Service cost of net periodic pension cost is allocated between Cost of products sold, and may be capitalized into inventory as labor costs, and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the function of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense (income), net in the Consolidated Statements of

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income. We utilize a corridor approach to amortize cumulative unrecognized actuarial gains or losses over either the average expected future service of active participants or average life expectancy of plan participants based on each plan’s composition. The corridor is determined as the greater of the excess of 10% of plan assets or the projected benefit obligation at each valuation date. Amounts related to prior service cost are amortized over the average remaining expected future service period for active participants in each plan.
Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2024	2023	2022	2024	2023	2022
Service cost	$3.6	$3.8	$4.4	$0.9	$0.8	$0.4
Interest cost	7.8	7.4	5.3	2.0	1.6	0.9
Expected return on plan assets	(6.7)	(7.5)	(11.2)	(2.0)	(2.1)	(2.6)
Amortization of prior service cost	0.1	2.6	2.9	—	—	—
Settlement	—	—	0.4	—	—	—
Recognized actuarial loss	1.7	2.4	2.4	1.6	0.6	0.9
Net periodic pension cost	$6.5	$8.7	$4.2	$2.5	$0.9	$(0.4)
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2024	2023	2024	2023
Discount rate	4.9%	5.1%	5.9%	5.9%
Rate of compensation increase	5.0%	5.0%	3.4%	3.5%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.1%	4.4%	2.4%	5.9%	4.9%	1.9%
Expected return on plan assets	5.3%	5.5%	6.3%	4.7%	6.4%	6.4%
Rate of compensation increase	5.0%	5.0%	5.0%	3.5%	3.5%	3.4%
It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use published yield curves to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost approximately $0.4 million for the domestic plans and $0.5 million for the international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $1.3 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.
Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in high quality debt and equity securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At August 31, 2024, the U.S. targeted asset allocation approximated 95% fixed income securities and 5% equity securities. Our investment objective for the international plan assets is also to add value by exceeding the long-term growth of the plans’ liabilities. At August 31, 2024, the international asset target allocation approximated 93% fixed income securities and 7% multi-strategy investments.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2024	2023	2024	2023
Equity securities	17.2%	18.3%	—%	17.6%
Fixed income securities	77.3%	75.0%	93.2%	53.3%
Multi-strategy investments	—%	—%	6.8%	29.1%
Real estate	5.5%	6.7%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
Domestic Plans' Assets
Our pension plan assets are stated at fair value based on quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. Certain pension assets valued at net asset value (“NAV”) per share as a practical expedient are excluded from the fair value hierarchy. Investments in pension plan assets as of August 31, 2024 and August 31, 2023 are described in further detail below.
Short-term Fixed Income Investments (Level 1): Short-term investments consist of money market funds, which are valued at the daily closing price as reported by the relevant fund.
Mutual Funds (Level 1): Mutual funds held by the domestic plans are open-end mutual funds that are registered with the Securities and Exchange Commission (“SEC”) and seek to either replicate or outperform a related index. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the domestic plans are deemed to be actively traded.
Collective Trust (Level 2): The collective trust seeks to outperform the overall small-cap stock market and is comprised primarily of small-cap equity securities with quoted prices in active markets for identical investments. The value of this fund is calculated on each business day based on its daily net asset value; however, the collective trust is not deemed to be actively traded.
Fixed Income Investments (Level 2): The fixed income investment seeks to maximize total return by investing primarily in a diversified portfolio of investment-grade fixed income securities, primarily publicly traded corporate bonds as well as U.S. government and municipal bonds. The investment is valued on each business day based on the values of the underlying holdings and is not actively traded.
U.S. Treasury Investments (Level 2): The domestic plans hold several fixed-income U.S. Treasury securities that are valued based on discounted future cash flows using rates currently available for debt of similar terms and maturity.
Real Estate Fund (NAV): The real estate fund invests primarily in commercial real estate and includes mortgage loans that are backed by the associated property's investment objective. The fund seeks real estate returns, risk, and liquidity appropriate to a core fund. The fund also seeks to provide current income with the potential for long-term capital appreciation. This investment is valued based on the NAV per share, without further adjustment. The NAV, as provided by the fund's trustee, is used as a practical expedient to estimate fair value and is therefore excluded from the fair value hierarchy. NAV is based on the fair value of the underlying investments. Investors may request to redeem all or any portion of their shares on a quarterly basis. Each investor must provide a written redemption request at least sixty days prior to the end of the quarter for which the request is to be effective. If insufficient funds are available to honor all redemption requests at any point in time, available funds will be allocated pro-rata based on the total number of shares held by each investor. All decisions regarding whether to honor redemption requests are made by the fund’s board of directors.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Fixed-income investments	$63.8	$—	$63.8	$—
US Treasury investments	34.4	—	34.4	—
Mutual funds:
Domestic large cap equity fund	11.5	11.5	—	—
Foreign equity fund	6.7	6.7	—	—
Collective trust: Domestic small cap equities	4.9	—	4.9	—
Short-term fixed income investments	5.8	5.8	—	—
Total assets in the fair value hierarchy	127.1
Assets calculated at net asset value:
Real estate fund	7.4
Total assets at net asset value	7.4
Total assets at fair value	$134.5

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Fixed-income investments	$58.2	—	$58.2	—
US Treasury investments	36.9	—	36.9	—
Mutual funds:
Domestic large cap equity fund	$13.0	$13.0	$—	$—
Foreign equity fund	6.5	6.5	—	—
Collective trust: Domestic small cap equities	4.8	—	4.8	—
Short-term fixed income investments	4.4	4.4	—	—
Total assets in the fair value hierarchy	123.8
Assets calculated at net asset value:
Real estate fund	8.9
Total assets at net asset value	8.9
Total assets at fair value	$132.7

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Plans' Investments
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

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Short-term fixed income investments	$0.2	$0.2	$—	$—
Multi-strategy investments	2.3	—	2.3	—
Fixed-income investments	32.1	—	32.1	—
Total assets at fair value	$34.6

		Fair Value Measurements
	Fair Value as of	Quoted Market Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	August 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Equity securities	$5.2	$—	$5.2	$—
Short-term fixed income investments	7.1	7.1	—	—
Multi-strategy investments	11.0	—	11.0	—
Fixed-income investments	8.8	—	8.8	—
Total assets at fair value	$32.1
We do not expect to contribute to the domestic qualified plans in fiscal 2025 based on the funded status of the plans as well as current legal minimum funding requirements. We expect to contribute approximately $0.1 million during fiscal 2025 to our international defined benefit plans. These amounts are based on the total contributions required during fiscal 2025 to satisfy current legal minimum funding requirements for qualified plans and estimated benefit payments for non-qualified plans.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2025	$12.7	$1.8
2026	12.3	1.8
2027	12.0	1.9
2028	14.8	2.1
2029	13.8	2.2
2030-2034	62.6	14.6

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic Plan Termination Approval
On March 28, 2024, the Board of Directors approved a resolution to terminate one of the qualified domestic pension plans, which is frozen and no longer accrues benefits. As of August 31, 2024, the fair value of this plan's assets exceeded its benefit obligation. The termination of the plan is effective August 31, 2024, is subject to the appropriate regulatory approvals, and is expected to be completed in fiscal 2025. The Company's ultimate settlement obligation will depend upon both the nature and timing of participant settlements and prevailing market conditions.
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
Our contributions to these plans were $0.5 million for the years ended August 31, 2024, 2023, and 2022.
Defined Contribution Plans
We have defined contribution plans to which both employees and we make contributions. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals and totaled $11.7 million, $11.1 million, and $10.5 million for the years ended August 31, 2024, 2023, and 2022, respectively. At August 31, 2024, assets of the domestic defined contribution plans included shares of our common stock with a market value of approximately $10.3 million, which represented approximately 1.9% of the total fair market value of the assets in our domestic defined contribution plans.
Note 13 — Special Charges
During the year ended August 31, 2024, we recognized no pre-tax special charges. During the year ended August 31, 2023, we recognized $26.9 million of pre-tax special charges, which primarily included impairment charges of indefinite-lived intangible assets; impairments of certain retained assets associated with our previously owned Sunoptics prismatic skylights business that were not transferred in connection with the sale; and severance and employee-related costs in connection with the Sunoptics divestiture as well as streamlining activities initiated during the fourth quarter of fiscal 2023.
The details of the special charges during the periods presented are summarized as follows (in millions):

Year Ended August 31,
2023
Trade name impairment charges	$14.0
Severance and employee-related costs	7.7
Operating lease asset group impairment charge	4.3
Other restructuring costs	0.9
Total special charges	$26.9
As of August 31, 2024, we had no remaining accruals related to special charges. As of August 31, 2023, remaining accruals related to special charges totaled $5.2 million and are included in Accrued compensation in the Consolidated Balance Sheets. These amounts related to unpaid severance and employee-related costs from our fourth quarter fiscal 2023 actions.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2021	54.0		$0.5
Vesting of share-based payment awards(1)	0.1		—
Stock options exercised	0.1		—
Balance at August 31, 2022	54.2		0.5
Vesting of share-based payment awards(1)	0.2		—
Stock options exercised	—	*	—
Balance at August 31, 2023	54.4		0.5
Vesting of share-based payment awards(1)	0.1		—
Stock options exercised	0.1		—
Balance at August 31, 2024	54.6		$0.5
___________________________
* Represents shares of less than 0.1 million.
(1)    Shown net of cancellations for tax withholdings
As of August 31, 2024 and 2023, we had 23.8 million and 23.4 million of repurchased shares, respectively, recorded as treasury stock at an original repurchase cost of $2.53 billion and $2.44 billion, respectively. Excise taxes on corporate stock repurchases are accounted for as an increase to the cost basis of our share repurchases.
During fiscal 2024, we repurchased approximately 0.5 million shares of our outstanding common stock. As of August 31, 2024, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.8 million shares. We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2024 or 2023, and no shares of preferred stock are outstanding.

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
The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2024	2023	2022
Net income	$422.6	$346.0	$384.0
Basic weighted average shares outstanding	30.885	31.806	34.182
Common stock equivalents	0.560	0.358	0.463
Diluted weighted average shares outstanding	31.445	32.164	34.645
Basic earnings per share(1)	$13.68	$10.88	$11.23
Diluted earnings per share(1)	$13.44	$10.76	$11.08
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
The following table presents stock options, restricted stock awards, and performance stock units that were excluded from the diluted earnings per share calculation for the periods presented as the effect of inclusion would have been antidilutive (in millions):

	Year Ended August 31,
	2024		2023		2022
Stock options	—	*	0.1		0.1
Restricted stock awards	—	*	0.1		0.1
Performance stock units	—	*	—	*	—
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
The Organization for Economic Co-operation and Development (“OECD”) released the Global Anti-base Erosion (“GloBE”) Model Rules for Pillar Two on December 20, 2021, which defined a 15% global minimum tax. Since the model rules have been released, many countries have enacted or continue to consider changes in their tax laws and regulations based on the Pillar Two proposals, some of which become effective for us in fiscal 2025. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. We do not expect Pillar Two to have a material impact on our financial statements as most jurisdictions in which we operate have an effective tax rate above the 15% threshold.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate alternative minimum tax rate applicable for our fiscal 2024 taxable year as well as a 1% federal excise tax on corporate stock repurchases made after December 31, 2022, which we account for as an increase to the cost basis of our share repurchases. The IRA did not have a material impact on our financial condition, results of operations, or cash flows.
Internal Revenue Code (“IRC”) Section 174 was enacted as part of the Tax Cuts and Jobs Act of 2017 (“TCJA”). IRC Section 174, which became effective for us during fiscal 2023, requires us to capitalize research and development expenditures and amortize them on our U.S. tax return over five or fifteen years, depending on where research is conducted. The fiscal 2023 year over year change in both our provision for current federal taxes and (benefit from) provision for deferred taxes relates principally to the application of IRC Section 174.
The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Provision for current federal taxes	$113.6	$105.8	$67.6
Provision for current state taxes	26.6	15.7	16.3
Provision for current foreign taxes	19.4	27.0	25.4
(Benefit from) provision for deferred taxes	(33.6)	(47.8)	0.6
Total provision for income taxes	$126.0	$100.7	$109.9
The following table presents income before income taxes for our domestic and foreign operations for the periods presented: (in millions):

	Year Ended August 31,
	2024	2023	2022
Domestic	$472.4	$367.5	$409.6
International	76.2	79.2	84.3
Income before income taxes	$548.6	$446.7	$493.9

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the provision at the federal statutory rate to the total provision for income taxes during the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Federal income tax computed at statutory rate	$115.2	$93.8	$103.7
State income tax, net of federal income tax benefit	19.7	11.4	13.5
Federal permanent differences	2.1	2.2	(4.3)
Foreign permanent differences and rate differential	2.3	4.4	4.3
Research and development tax credits	(10.1)	(8.3)	(7.6)
Unrecognized tax benefits	2.0	1.9	2.1
Other, net	(5.2)	(4.7)	(1.8)
Total provision for income taxes	$126.0	$100.7	$109.9
Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2024	2023
Deferred income tax liabilities:
Depreciation	$(21.8)	$(21.5)
Goodwill and intangibles	(150.2)	(151.2)
Operating lease right of use assets	(15.8)	(19.8)
Other liabilities	(1.8)	(3.4)
Total deferred income tax liabilities	(189.6)	(195.9)
Deferred income tax assets:
Self-insurance	2.1	1.7
Pension	6.7	5.9
Deferred compensation	24.5	23.1
Net operating losses	7.1	6.2
Other accruals not yet deductible	43.3	43.4
Operating lease liabilities	18.5	22.6
Capitalized research and development	70.1	41.5
Other assets	14.0	15.4
Total deferred income tax assets	186.3	159.8
Valuation allowance	(20.4)	(19.9)
Net deferred income tax liabilities	$(23.7)	$(56.0)
As of August 31, 2024, the estimated undistributed earnings from foreign subsidiaries was $305.5 million. We have recorded a deferred income tax liability of $0.4 million for certain foreign withholding taxes and U.S. taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries. We account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2024, we had federal tax credit carryforwards of approximately $10.5 million that begin to expire in 2029, and state tax credit carryforwards of approximately $0.9 million that begin to expire in 2027. Approximately $9.7 million of the total $10.5 million in federal tax credit carryforwards are subject to a full valuation allowance as we do not expect to realize any future tax benefit for these items. At August 31, 2024, we had federal net operating

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss carryforwards of $10.5 million that begin to expire in 2029, state net operating loss carryforwards of $28.8 million that begin to expire in 2025, and foreign net operating loss carryforwards of $14.6 million that begin to expire in 2028.
The gross amount of unrecognized tax benefits as of August 31, 2024 and 2023 totaled $21.1 million and $20.1 million, respectively. The amount of unrecognized tax benefits the would affect the company's effective income tax rate was $21.1 million and $20.1 million as of August 31, 2024 and 2023, respectively. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2018 or for foreign income tax examinations before 2017. We anticipate that unrecognized tax benefits may decrease within the next 12 months by $11.8 million of which $3.5 million is interest due to the expiring of the statute of limitations.
The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Unrecognized tax benefits balance at beginning of year	$20.1	$19.5	$17.7
Additions based on tax positions related to the current year	4.2	4.3	3.5
Additions for tax positions of prior years	—	1.4	0.1
Reductions for tax positions of prior years	(0.1)	(1.7)	(0.2)
Reductions due to settlements	—	(0.5)	—
Reductions due to lapse of statute of limitations	(3.1)	(2.9)	(1.6)
Unrecognized tax benefits balance at end of year	$21.1	$20.1	$19.5
Total accrued interest was $4.6 million, $3.3 million, and $2.1 million as of August 31, 2024, 2023, and 2022, respectively. There were no accruals related to income tax penalties during fiscal 2024. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. We are routinely under audit from various tax jurisdictions. We do not currently anticipate material audit assessments.

Note 16 — Supplemental Disaggregated Information
Sales of lighting, lighting controls, and building technology solutions, excluding services accounted for approximately 99% of total consolidated net sales in fiscal 2024, 2023, and 2022. Our geographic distribution of net sales, operating profit, income before income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2024	2023	2022
Net sales(1):
Domestic(2)	$3,262.9	$3,412.9	$3,486.4
International	578.1	539.3	519.7
Total net sales	$3,841.0	$3,952.2	$4,006.1
Long-lived assets(3):
Domestic(2)	$295.7	$323.8	$325.9
International	105.9	107.4	73.5
Total long-lived assets	$401.6	$431.2	$399.4
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Subsequent Event
On October 24, 2024, Acuity Brands Technology Services, Inc., a wholly owned subsidiary of Acuity Brands, Inc. entered into an equity purchase agreement (the “Purchase Agreement”) to acquire QSC, LLC (“QSC”)), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services.
The terms of the Purchase Agreement reflect a purchase price totaling approximately $1.215 billion, subject to customary purchase price adjustments. We anticipate funding the transaction with cash on hand as well as adding a $600 million term loan under our Revolving Credit Facility.
We currently expect the transaction to close during the second quarter of our fiscal 2025, subject to customary closing conditions set forth in the Purchase Agreement, including, among others: (i) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of any governmental order or law prohibiting the transaction; (iii) no “Material Adverse Effect” (as defined in the Purchase Agreement) having occurred since the signing of the Purchase Agreement; and (iv) certain other customary conditions relating to the accuracy of the parties’ representations and warranties in the Purchase Agreement (subject, with specified exceptions, to customary materiality standards) and the performance of their respective obligations under the Purchase Agreement in all material respects.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2024.
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
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2024 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information.

During the fourth quarter of fiscal 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined an Item 408(a) of Regulation S-K).
On October 24, 2024, the Company and Karen J. Holcom, the Company’s Senior Vice President and Chief Financial Officer, entered into a fourth amendment to Ms. Holcom's Severance Agreement. The amendment modified the calculation of the minimum bonus component of severance that would be payable to Ms. Holcom on a qualifying termination of employment by replacing its reference to a specified percentage of Ms. Holcom's base salary (100%) with a reference to Ms. Holcom's target annual incentive bonus as in effect at the time of her termination. The foregoing description of the amendment to Ms. Holcom's Severance Agreement is a summary only and is qualified in its entirety by the full text of the amendment, which is filed as Exhibit 10(iii)A(43) to this Annual Report on Form 10-K.
Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.
The information required by this item, with respect to directors and corporate governance, will be included under the caption Item 1 — Election of Directors and Director Information of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the captions Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees, other covered persons, and the Company and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11.Executive Compensation.
The information required by this item will be included under the captions Director Information, Board and Committees (including Compensation Committee Interlocks and Insider Participation), Compensation of Directors, Compensation Discussion and Analysis, Report of the Compensation and Management Development Committee, Fiscal 2024 Summary Compensation Table, Fiscal 2024 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2024 Year-End, Option Exercises and Stock Vested in Fiscal 2024, Pension Benefits in Fiscal 2024, Fiscal 2024 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, CEO Pay Ratio, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the captions Equity Compensation Plans and Beneficial Ownership of the Company’s Securities of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions Certain Relationships and Related Party Transactions, Director Information, and Board and Committees of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Atlanta, Georgia, PCAOB ID: 42.
The information required by this item concerning our principal accountant will be included under the captions Audit Fees and Other Fees, Preapproval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 22, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	31
	Reports of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets as of August 31, 2024 and 2023	35
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2024, 2023, and 2022	36
	Consolidated Statements of Cash Flows for the years ended August 31, 2024, 2023, and 2022	37
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2024, 2023, and 2022	38
	Notes to Consolidated Financial Statements	39
(2)	Financial Statement Schedules:
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
	(f)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 30, 2022.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on June 30, 2022, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.14 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
	(2)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on January 14, 2003, which is incorporated by reference.
	(3)	Amendment No. 2 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A8 of the registrant’s Form 10-Q as filed with the Commission on July 14, 2003, which is incorporated by reference.
	(4)	Amendment No. 3 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(36) of the registrant’s Form 10-K as filed with the Commission on October 29, 2004, which is incorporated by reference.

(5)	Amendment No. 4 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 99.2 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(6)	Amendment No. 5 to Acuity Brands, Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(6) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(7)	Amended and Restated Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of July 1, 2019.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(8)	First Amendment to the Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, effective as of October 25, 2021	Reference is made to Exhibit 10(iii)A(14) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(9)	Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan as Amended and Restated Effective June 29, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on July 6, 2006, which is incorporated herein by reference.
(10)	Amendment No. 2 to Acuity Brands, Inc. Nonemployee Director Deferred Compensation Plan dated October 24, 2008.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 27, 2008, which is incorporated herein by reference.
(11)	Amended and Restated Acuity Brands, Inc. 2011 Nonemployee Director Deferred Compensation Plan, Effective as of January 5, 2022.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(12)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(iii)A(12) of the registrant's Form 10-K as filed with the Commission on October 26, 2022, which is incorporated herein by reference.
(13)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(14)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(15)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(16)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(17)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of the registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(18)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(19)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.

(20)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(21)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(22)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(23)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(24)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(25)	Form of Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(26)	Amendment No. 1 to Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10(iii)A(26) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
(27)	Form of Change in Control Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(28)	Acuity Brands, Inc. Matching Gift Program.	Reference is made to Exhibit 10(iii)A(28) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
(29)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(30)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(31)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(32)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(33)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(34)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of the registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.

(35)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(36)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(37)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(38)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(39)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(40)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(41)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(42)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(b) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(43)	Amendment No. 4 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Filed with the Commission as part of this Form 10-K.
(44)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(45)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(46)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(81) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(47)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(82) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(48)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(49)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(84) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.

(50)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(85) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(51)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(86) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(52)	Amendment No. 4 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(80) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(53)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(87) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(54)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(88) of the registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(55)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(83) of the registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(56)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(57)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(58)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of the registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(59)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(60)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(61)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(62)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(63)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of the registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(64)	Amended and Restated Acuity Brands, Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Appendix B of the registrant’s Proxy Statement as filed with the Commission on November 22, 2021, which is incorporated herein by reference.

(65)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of the registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(66)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(67)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of the registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(68)	Restricted Stock Award Agreement for Non-Employee Director.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(69)	Deferred Stock Unit Award Agreement Non-Employee Directors.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(70)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(93) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(71)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(72)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(94) of the registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(73)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(74)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (TSR October 2022).	Reference is made to Exhibit 10(1) of registrant's Form 10-Q as filed with the Commission on January 9, 2023, which is incorporated herein by reference.
(75)	Acuity Brands, Inc. Non-Employee Director Compensation Schedule.	Reference is made to Exhibit 10(1) of registrant's Form 10-Q as filed with the Commission on April 4, 2023, which is incorporated herein by reference.
(76)	Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan (As Amended and Restated effective March 30, 2023).	Reference is made to Exhibit 10(2) of registrant's Form 10-Q as filed with the Commission on April 4, 2023, which is incorporated herein by reference.
(77)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Reference is made to Exhibit 10(iii)A(76) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
(78)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Reference is made to Exhibit 10(iii)A(77) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.

	(79)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement	Reference is made to Exhibit 10(iii)A(78) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(80)	Acuity Brands, Inc. Incentive-Based Compensation Recoupment Policy As Amended and Restated Effective as of October 2, 2023.	Reference is made to Exhibit 10(iii)A(79) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(81)	Acuity Brands, Inc. Short-Term Incentive Plan As Amended and Restated Effective as of September 28, 2023.	Reference is made to Exhibit 10(iii)A(80) of the registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
EXHIBIT 19		Insider Trading Policy.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 104		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101 of this Form 10-K.

Item 16.Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	October 28, 2024	By:	/S/ NEIL M. ASHE
Neil M. Ashe Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)	October 28, 2024
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 28, 2024
Karen J. Holcom

	*	Director	October 28, 2024
Marcia J. Avedon, Ph.D.

	*	Director	October 28, 2024
W. Patrick Battle

	*	Director	October 28, 2024
Michael J. Bender

	*	Director	October 28, 2024
G. Douglas Dillard, Jr.

	*	Director	October 28, 2024
James H. Hance, Jr.

	*	Director	October 28, 2024
Maya Leibman

	*	Director	October 28, 2024
Laura G. O'Shaughnessy

	*	Director	October 28, 2024
Mark J. Sachleben

	*	Director	October 28, 2024
Mary A. Winston

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 28, 2024
Karen J. Holcom