Form 10-Q
period 2024-11-30
ACUITY BRANDS INC
filed 2025-01-08
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024.

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
Common stock — $0.01 par value — 30,959,298 shares as of January 3, 2025.

ACUITY BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	November 30, 2024	August 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$935.6	$845.8
Accounts receivable, less reserve for doubtful accounts of $1.9 and $1.9, respectively	534.7	563.0
Inventories	391.1	387.6
Prepayments and other current assets	75.9	75.1
Total current assets	1,937.3	1,871.5
Property, plant, and equipment, net	299.8	303.9
Operating lease right-of-use assets	61.1	65.6
Goodwill	1,091.8	1,098.7
Intangible assets, net	440.3	440.5
Deferred income taxes	2.4	2.3
Other long-term assets	31.6	32.1
Total assets	$3,864.3	$3,814.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331.5	$352.3
Current operating lease liabilities	18.9	19.2
Accrued compensation	72.7	110.1
Other current liabilities	227.5	206.3
Total current liabilities	650.6	687.9
Long-term debt	496.3	496.2
Long-term operating lease liabilities	54.4	58.1
Accrued pension liabilities	37.5	37.5
Deferred income taxes	25.6	26.0
Other long-term liabilities	136.5	130.1
Total liabilities	1,400.9	1,435.8
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.8 and 54.6 shares issued, respectively	0.5	0.5
Paid-in capital	1,120.5	1,115.9
Retained earnings	4,012.0	3,909.8
Accumulated other comprehensive loss	(131.7)	(114.9)
Treasury stock, at cost, of 23.8 and 23.8 shares, respectively	(2,537.9)	(2,532.5)
Total stockholders’ equity	2,463.4	2,378.8
Total liabilities and stockholders’ equity	$3,864.3	$3,814.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2024	November 30, 2023
Net sales	$951.6	$934.7
Cost of products sold	502.3	506.3
Gross profit	449.3	428.4
Selling, distribution, and administrative expenses	316.0	295.5
Operating profit	133.3	132.9
Other (income) expense:
Interest (income) expense, net	(4.0)	0.9
Miscellaneous expense, net	2.5	1.1
Total other (income) expense	(1.5)	2.0
Income before income taxes	134.8	130.9
Income tax expense	28.1	30.3
Net income	$106.7	$100.6

Earnings per share(1):
Basic earnings per share	$3.45	$3.25
Basic weighted average number of shares outstanding	30.930	31.005
Diluted earnings per share	$3.35	$3.21
Diluted weighted average number of shares outstanding	31.799	31.365
Dividends declared per share	$0.15	$0.13

Comprehensive income:
Net income	$106.7	$100.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(17.3)	(2.1)
Defined benefit plans, net of tax	0.5	0.6
Other comprehensive loss items, net of tax	(16.8)	(1.5)
Comprehensive income	$89.9	$99.1
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2024	November 30, 2023
Cash flows from operating activities:
Net income	$106.7	$100.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21.6	22.7
Share-based payment expense	12.1	11.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	25.2	37.8
Inventories	(5.1)	3.2
Prepayments and other current assets	(1.8)	(5.3)
Accounts payable	(14.5)	28.7
Other operating activities	(12.0)	(8.8)
Net cash provided by operating activities	132.2	190.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(18.9)	(14.6)
Other investing activities	0.5	0.1
Net cash used for investing activities	(18.4)	(14.5)
Cash flows from financing activities:
Repurchases of common stock	(6.7)	(48.2)
Proceeds from stock option exercises and other	15.6	1.6
Payments of taxes withheld on net settlement of equity awards	(23.1)	(9.0)
Dividends paid	(4.5)	(4.1)
Net cash used for financing activities	(18.7)	(59.7)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(0.4)
Net change in cash and cash equivalents	89.8	115.4
Cash and cash equivalents at beginning of period	845.8	397.9
Cash and cash equivalents at end of period	$935.6	$513.3
Supplemental cash flow information:
Income taxes paid during the period	$9.6	$7.1
Interest paid during the period	$11.6	$12.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Acuity Intelligent Spaces, we design, manufacture, and bring to market products and services that make a valuable difference in people's lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and location-aware applications.
Acuity Brands Lighting Segment
Our Acuity Brands Lighting strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. Acuity Brands Lighting's portfolio of lighting solutions includes commercial, architectural, and specialty lighting in addition to lighting controls and components that can be combined to create integrated lighting controls systems. We offer devices such as luminaires that predominantly utilize light emitting diode (“LED”) technology designed to optimize energy efficiency and comfort for various indoor and outdoor applications. Acuity Brands Lighting's portfolio of products includes but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
Principal customers of Acuity Brands Lighting include electrical distributors, retail home improvement centers, electric utilities, corporate accounts, original equipment manufacturer (“OEM”) customers, digital retailers, lighting showrooms, and energy service companies. Customers of Acuity Brands Lighting are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. Acuity Brands Lighting's lighting and lighting controls solutions are sold primarily through a network of independent sales agencies that cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and directly to OEM customers. Products are delivered primarily through a network of distribution centers as well as directly from our manufacturing facilities using both common carriers and an internally-managed truck fleet.
Acuity Intelligent Spaces Segment
Our mission in Acuity Intelligent Spaces is to make spaces smarter, safer, and greener through our strategy of connecting the edge with the cloud using disruptive technologies that leverage data interoperability. Acuity Intelligent Spaces offers building management solutions and building management software. Our building management solutions include products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, refrigeration, and building access that deliver end-to-end optimization of those building systems. Our intelligent building management software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Through a connected and converged building system architecture, our software delivers different applications, allows clients to upgrade over time with natural refresh cycles, and deploys new capabilities. Customers of Acuity Intelligent Spaces primarily include system integrators as well as retail stores, airports, and enterprise campuses throughout North America and select international locations. Acuity Intelligent Spaces products and solutions are marketed under multiple brand names, including but not limited to, Atrius® and Distech Controls®.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Brands, Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2024, our consolidated comprehensive income for the three months ended November 30, 2024 and November 30, 2023, and our consolidated cash flows for the three months ended November 30, 2024 and November 30, 2023. Certain information and footnote disclosures normally included in our annual financial statements prepared in

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2024 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (“Form 10-K”).
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
Note 3 — New Accounting Pronouncements
Accounting Standards Yet to Be Adopted
Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. Annual disclosures are required for fiscal years beginning after December 15, 2026, or our fiscal 2028. Interim disclosures are required for periods within fiscal years beginning after December 15, 2027, or our fiscal 2029. Prospective application is required, and retrospective application is permitted. Early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Note 4 — Fair Value Measurements
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	November 30, 2024				August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$935.6	$—	$—	$935.6	$845.8	$—	$—	$845.8
Other financial instruments	—	—	—	—	—	—	—	—
Assets in fair value hierarchy	935.6	—	—	935.6	845.8	—	—	845.8
Other investments(1)				5.1				6.7
Total assets at fair value	$935.6	$—	$—	$940.7	$845.8	$—	$—	$852.5
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
The estimated fair value of our senior unsecured public notes was $432.5 million and $429.7 million as of November 30, 2024 and August 31, 2024, respectively.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We had no short-term borrowings outstanding under our revolving credit facility as of November 30, 2024 and August 31, 2024. Such borrowings, if any, are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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
Note 5 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	November 30, 2024	August 31, 2024
Raw materials, supplies, and work in process (1)	$227.5	$222.1
Finished goods	190.2	191.1
Inventories excluding reserves	417.7	413.2
Less: Reserves	(26.6)	(25.6)
Total inventories	$391.1	$387.6
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
Note 6 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	November 30, 2024	August 31, 2024
Land	$22.0	$22.3
Buildings and leasehold improvements	219.0	218.7
Machinery, equipment, and information technology	764.0	758.7
Total property, plant, and equipment, at cost	1,005.0	999.7
Less: Accumulated depreciation and amortization	(705.2)	(695.8)
Property, plant, and equipment, net	$299.8	$303.9
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recorded amortization expense for definite-lived intangible assets of $8.7 million and $9.9 million during the three months ended November 30, 2024 and 2023, respectively.
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	Acuity Brands Lighting	Acuity Intelligent Spaces	Total
Balance at August 31, 2024	$1,015.1	$83.6	$1,098.7
Foreign currency translation adjustments	(4.9)	(2.0)	(6.9)
Balance at November 30, 2024	$1,010.2	$81.6	$1,091.8

	Acuity Brands Lighting	Acuity Intelligent Spaces	Total
Balance at August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	(0.2)	(0.2)	(0.4)
Balance at November 30, 2023	$1,014.2	$83.3	$1,097.5
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 8 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	November 30, 2024	August 31, 2024
Customer incentive programs(1)	$39.6	$35.3
Refunds to customers(1)	27.6	28.2
Deferred revenues(1)	17.0	17.4
Sales commissions	31.9	35.3
Freight costs	17.7	18.1
Product warranty costs(2)	27.5	28.4
Tax-related items(3)	23.5	7.1
Interest on long-term debt(4)	5.0	2.3
Other	37.7	34.2
Total other current liabilities	$227.5	$206.3
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at November 30, 2024 and August 31, 2024.
On November 25, 2024, we entered into an amendment to the Credit Agreement that, among other things, provides for a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”), which may be drawn in a single borrowing at any time through May 25, 2025, subject to certain conditions. The Credit Agreement permits the proceeds of the Term Loan Facility to be used for general corporate purposes, including working capital, permitted acquisitions, and repurchases of capital stock.
The Term Loan Facility will mature on June 30, 2027, which is the maturity date of the revolving loans and commitments under the existing Credit Agreement. Borrowings under the Term Loan Facility bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”), adjusted daily simple SOFR rate, or base rate, at the Company’s option, plus an applicable margin. The applicable margin is based on, at our option, the Company’s leverage ratio or ratings level, each as defined in the Credit Agreement, and ranges from 0.875% to 1.375% (for SOFR-based loans) and from 0.0% to 0.375% (for base rate loans). Undrawn commitments under the Term Loan Facility will accrue a commitment fee from and after February 24, 2025 at a per annum rate ranging from 0.075% to 0.175%, depending on, at our option, the Company’s leverage ratio or ratings level, each as defined in the Credit Agreement.
The covenants and events of default that apply to the revolving loans and commitments under the Credit Agreement also apply to the Term Loan Facility, and borrowings under the Term Loan Facility are guaranteed by the Company and the subsidiaries of the Company that guarantee the revolving loans and commitments. We had no borrowings outstanding under the Term Loan Facility at November 30, 2024.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At November 30, 2024, we had additional borrowing capacity under the Credit Agreement of $1.2 billion under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less outstanding letters of credit of $3.5 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2024, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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
Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs during the periods presented (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023
Beginning balance	$37.5	$31.6
Product warranty costs(1)	6.3	12.4
Payments and other deductions(1)	(9.3)	(11.3)
Ending balance	$34.5	$32.7
_________________________
(1) Amounts exclude any estimated or actual loss recoveries.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2024	30.8		$0.5	$1,115.9	$3,909.8	$(114.9)	$(2,532.5)	$2,378.8
Net income	—		—	—	106.7	—	—	106.7
Other comprehensive loss	—		—	—	—	(16.8)	—	(16.8)
Share-based payment amortization, issuances, and cancellations	0.1		—	(11.0)	—	—	—	(11.0)
Employee stock purchase plan issuances	—		—	0.6	—	—	—	0.6
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.5)	—	—	(4.5)
Stock options exercised	0.1		—	15.0	—	—	—	15.0
Repurchases of common stock	—	*	—	—	—	—	(5.4)	(5.4)
Balance, November 30, 2024	31.0		$0.5	$1,120.5	$4,012.0	$(131.7)	$(2,537.9)	$2,463.4
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.
* Represents shares of less than 0.1 million.

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
Note 12 — Revenue
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	November 30, 2024	August 31, 2024
Current deferred revenues	$17.0	$17.4
Non-current deferred revenues	39.6	41.5
Current deferred revenues primarily consist of service-type warranty and professional service fees collected prior to performing the related service as well as software licenses. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2024 totaled $5.4 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from November 30, 2024 and consist primarily of orders for physical goods that have not yet been shipped.
Disaggregated Revenues
Our Acuity Brands Lighting segment's products are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and through other distribution methods, including directly to OEM customers. Acuity Intelligent Spaces sells predominantly to system integrators. The following table shows revenue from contracts with customers by sales channel and reconciles to our segment information for the periods presented (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023
Acuity Brands Lighting:
Independent sales network	$643.9	$625.2
Direct sales network	107.2	97.4
Retail sales	44.9	55.6
Corporate accounts	32.7	41.5
OEM and other	57.3	56.7
Total Acuity Brands Lighting	886.0	876.4
Acuity Intelligent Spaces	73.5	64.2
Eliminations	(7.9)	(5.9)
Total	$951.6	$934.7
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023
Share-based payment expense	$12.1	$11.1
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

	Three Months Ended
	November 30, 2024	November 30, 2023
Service cost	$1.4	$1.1
Interest cost	2.4	2.5
Expected return on plan assets	(2.1)	(2.2)
Recognized actuarial loss	0.7	0.8
Net periodic pension cost	$2.4	$2.2
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 15 — Other (Income) Expense
The following table summarizes the components of Other (income) expense, net for the periods presented (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023
Interest (income) expense, net:
Interest expense	$6.1	$6.4
Interest income	(10.1)	(5.5)
Interest (income) expense, net	(4.0)	0.9
Miscellaneous expense, net:
Non-service components of net periodic pension cost	1.0	1.1
Foreign currency transaction losses	0.1	0.6
Other items	1.4	(0.6)
Miscellaneous expense, net	2.5	1.1
Other (income) expense, net	$(1.5)	$2.0

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2024	November 30, 2023
Net income	$106.7	$100.6
Basic weighted average shares outstanding	30.930	31.005
Common stock equivalents	0.869	0.360
Diluted weighted average shares outstanding	31.799	31.365
Basic earnings per share(1)	$3.45	$3.25
Diluted earnings per share(1)	$3.35	$3.21
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for three months ended November 30, 2024 and 2023.
Further discussion of our share-based payment awards is included within the Common Stock and Related Matters and Share-based Payments footnotes of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 17 — Comprehensive Income
Comprehensive income represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Comprehensive income includes our net income as well as other comprehensive (loss) income items, which are comprised of foreign currency translation and pension adjustments.

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive loss before reclassifications	(17.3)	—	(17.3)
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.5	0.5
Net current period other comprehensive (loss) income	(17.3)	0.5	(16.8)
Balance at November 30, 2024	$(88.2)	$(43.5)	$(131.7)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive loss before reclassifications	(2.1)	—	(2.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.6	0.6
Net current period other comprehensive (loss) income	(2.1)	0.6	(1.5)
Balance at November 30, 2023	$(67.1)	$(47.0)	$(114.1)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	November 30, 2024			November 30, 2023
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(17.3)	$—	$(17.3)	$(2.1)	$—	$(2.1)
Actuarial losses on defined benefit pension plans	0.7	(0.2)	0.5	0.8	(0.2)	0.6
Other comprehensive loss	$(16.6)	$(0.2)	$(16.8)	$(1.3)	$(0.2)	$(1.5)
Note 18 — Segment Information
We report our financial results of operations in two reportable segments, Acuity Brands Lighting and Acuity Intelligent Spaces, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.
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

ACUITY BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023
Net sales:
Acuity Brands Lighting	$886.0	$876.4
Acuity Intelligent Spaces	73.5	64.2
Eliminations(1)	(7.9)	(5.9)
Total	$951.6	$934.7

Operating profit:
Acuity Brands Lighting	$143.3	$143.8
Acuity Intelligent Spaces	10.8	5.3
Unallocated corporate amounts	(20.8)	(16.2)
Total	$133.3	$132.9
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes for the periods presented (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023
Operating profit - Acuity Brands Lighting	$143.3	$143.8
Operating profit - Acuity Intelligent Spaces	10.8	5.3
Unallocated corporate amounts	(20.8)	(16.2)
Operating profit	133.3	132.9
Interest (income) expense, net	(4.0)	0.9
Miscellaneous expense, net	2.5	1.1
Income before income taxes	$134.8	$130.9
Note 19 — Subsequent Event
On January 1, 2025, Acuity Brands Technology Services, Inc., a wholly-owned subsidiary of Acuity Brands, Inc. acquired all of the equity interests of QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.215 billion. We funded the transaction using cash on hand and proceeds from our Term Loan Facility, under which we incurred an aggregate $600.0 million in indebtedness effective as of January 2, 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Brands, Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of November 30, 2024 and for the three months ended November 30, 2024 and November 30, 2023. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (“Form 10-K”).
Overview
Company
We are a market-leading industrial technology company. We use technology to solve problems in spaces and light. Through our two business segments, Acuity Brands Lighting and Acuity Intelligent Spaces, we design, manufacture, and bring to market products and services that make a valuable difference in people's lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and location-aware applications.
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
Financial Condition, Capital Resources, and Liquidity
We have numerous sources of capital, including cash on hand and cash flows generated from operations, as well as various sources of financing. Our ability to generate sufficient cash flows from operations or to access certain capital markets, including banks, is necessary to meet our capital allocation priorities, which are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases. Sufficient cash flow generation is also critical to fund our operations in the short and long term and to maintain compliance with covenants contained in our financing agreements.
Our significant contractual cash requirements primarily include principal and interest on our unsecured notes, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. Refer to Recent Developments for a discussion of changes to our contractual obligations after November 30, 2024.
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
Cash
Our cash position at November 30, 2024 was $935.6 million, an increase of $89.8 million from August 31, 2024. Cash generated from operating activities and cash on hand were used during the current year to fund our capital allocation priorities as discussed below.
We generated $132.2 million of cash flows from operating activities during the three months ended November 30, 2024, compared to $190.0 million in the prior-year period, a decrease of $57.8 million. This decrease was due primarily to timing of payments to suppliers as well as lower cash collections from customers.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of the terms of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”), the terms of our $600.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”), and the terms of our $600.0 million two-year unsecured term loan facility (“Term Loan Facility”).
At November 30, 2024, our outstanding debt balance was $496.3 million, which consisted solely of our Unsecured Notes, compared to our cash position of $935.6 million. We were in compliance with all covenants under our financing arrangements as of November 30, 2024.
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

Summarized Balance Sheet Information	November 30, 2024	August 31, 2024
Current assets	$1,588.0	$1,517.6
Amounts due from non-guarantor affiliates	371.5	338.0
Non-current assets	1,340.2	1,337.7
Current liabilities	526.2	553.2
Non-current liabilities	750.9	746.5

Summarized Income Statement Information	Three Months Ended November 30, 2024
Net sales	$789.4
Gross profit	382.2
Net income	111.6
On November 25, 2024, we entered into an amendment to our credit agreement (the “Credit Agreement”) that, among other things, provides for a delayed draw term under the Term Loan Facility of up to $600.0 million, which may be drawn in a single borrowing at any time through May 25, 2025, subject to certain conditions. The Credit Agreement permits the proceeds of the Term Loan Facility to be used for general corporate purposes, including working capital, permitted acquisitions, and repurchases of capital stock.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At November 30, 2024, we had additional borrowing capacity under the Credit Agreement of $1.2 billion under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility and the Term Loan Facility less outstanding letters of credit of $3.5 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums. As of November 30, 2024, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility and the Term Loan Facility totaled $2.1 billion.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $18.9 million and $14.6 million in property, plant, and equipment during the three months ended November 30, 2024 and November 30, 2023, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2025 to date.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. There were no acquisitions during the three months ended November 30, 2024 and November 30, 2023, respectively.

Dividends
We paid dividends on our common stock of $4.5 million ($0.15 per share) and $4.1 million ($0.13 per share) during the three months ended November 30, 2024 and November 30, 2023, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first three months of fiscal 2025 and 2024, we repurchased approximately 17,000 shares and 290,000 shares of our outstanding common stock for $5.4 million and $50.0 million, respectively. Total cash outflows for share repurchases during the three months ended November 30, 2024 and November 30, 2023 were $6.7 million and $48.2 million, respectively. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of November 30, 2024, 3.8 million shares remained available within the program to repurchase.
Recent Developments
On January 1, 2025, Acuity Brands Technology Services, Inc., a wholly owned subsidiary of Acuity Brands, Inc. acquired all of the equity interests of QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.215 billion. We funded the transaction using cash on hand and proceeds from our Term Loan Facility, under which we incurred an aggregate $600.0 million in indebtedness effective as of January 2, 2025.

Results of Operations
First Quarter of Fiscal 2025 Compared with First Quarter of Fiscal 2024
The following table sets forth information comparing the components of net income for the three months ended November 30, 2024 and November 30, 2023 (in millions except per-share data):

	Three Months Ended
	November 30, 2024	November 30, 2023	Increase (Decrease)		Percent Change
Net sales	$951.6	$934.7	$16.9		1.8%
Cost of products sold	502.3	506.3	(4.0)		(0.8)%
Gross profit	449.3	428.4	20.9		4.9%
Percent of net sales	47.2%	45.8%	140	bps
Selling, distribution, and administrative expenses	316.0	295.5	20.5		6.9%
Operating profit	133.3	132.9	0.4		0.3%
Percent of net sales	14.0%	14.2%	(20)	bps
Other (income) expense:
Interest (income) expense, net	(4.0)	0.9	(4.9)		(544.4)%
Miscellaneous expense, net	2.5	1.1	1.4		NM
Total other (income) expense	(1.5)	2.0	(3.5)		(175.0)%
Income before income taxes	134.8	130.9	3.9		3.0%
Percent of net sales	14.2%	14.0%	20	bps
Income tax expense	28.1	30.3	(2.2)		(7.3)%
Effective tax rate	20.8%	23.1%
Net income	$106.7	$100.6	$6.1		6.1%
Diluted earnings per share	$3.35	$3.21	$0.14		4.4%
NM - not meaningful
Net Sales
Net sales for the first quarter of fiscal 2025 increased $16.9 million, or 1.8%, to $951.6 million, compared with $934.7 million in the prior-year period due to increases in sales in both our Acuity Brands Lighting and Acuity Intelligent Spaces segments.
Gross Profit
Gross profit for the first quarter of fiscal 2025 increased $20.9 million, or 4.9%, to $449.3 million, compared with $428.4 million in the prior-year period, and gross profit margin increased 140 basis points to 47.2% from 45.8% compared with the prior-year period. Our gross profit increased compared with the prior period due primarily to the fall through of higher net sales and lower materials cost. This increase was partially offset by increased labor and overhead costs.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the first quarter of fiscal 2025 were $316.0 million, compared with $295.5 million in the prior-year period, an increase of $20.5 million, or 6.9%. The increase in SD&A expenses was due primarily to higher employee-related costs, sales-related costs, such as commissions, and sales and marketing costs. Additionally, we incurred acquisition-related costs of $4.6 million during the first quarter of 2025.
Operating profit for the first quarter of fiscal 2025 was $133.3 million (14.0% of net sales), compared with $132.9 million (14.2% of net sales) for the prior-year period, an increase of $0.4 million, or 0.3%. The increase in operating profit was due primarily to the increase in gross profit, partially offset by higher operating expenses.

Interest (Income) Expense, net
We reported net interest income of $4.0 million and net interest expense of $0.9 million for the first quarter of fiscal 2025 and 2024, respectively. Our fiscal 2025 net interest income reflects higher interest-bearing cash and cash equivalent balances and higher investing rates on those balances.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $2.5 million and $1.1 million for the first quarter of fiscal 2025 and 2024, respectively. This year-over-year change is due primarily to a non-cash loss on an investment in a privately-held entity which we do not exercise significant influence or control.
Income Taxes and Net Income
Our effective income tax rate was 20.8% and 23.1% for the first quarter of fiscal 2025 and 2024, respectively. This decrease was due primarily to higher excess tax benefits on stock compensation in the first quarter of fiscal 2025. We recognized excess tax benefits of $4.3 million related to share-based payment awards for the first quarter of fiscal 2025 compared to $1.5 million for the first quarter of fiscal 2024.
Net income for the first quarter of fiscal 2025 increased $6.1 million, or 6.1%, to $106.7 million, from $100.6 million reported for the prior-year period. Diluted earnings per share for the first quarter of fiscal 2025 increased $0.14, or 4.4%, to $3.35 compared with diluted earnings per share of $3.21 for the prior-year period. This increase reflects higher net income.
Segment Results
The following table sets forth information comparing the operating results of our segments, Acuity Brands Lighting and Acuity Intelligent Spaces, for the three months ended November 30, 2024 and November 30, 2023 (in millions):

	Three Months Ended
	November 30, 2024	November 30, 2023	Increase (Decrease)	Percent Change
Acuity Brands Lighting:
Net sales	$886.0	$876.4	$9.6	1.1%
Operating profit	143.3	143.8	(0.5)	(0.3)%
Operating profit margin	16.2%	16.4%	(20)	bps

Acuity Intelligent Spaces:
Net sales	$73.5	$64.2	$9.3	14.5%
Operating profit	10.8	5.3	5.5	103.8%
Operating profit margin	14.7%	8.3%	640	bps
Acuity Brands Lighting net sales for the first quarter of fiscal 2025 increased $9.6 million, or 1.1%, to $886.0 million, compared with $876.4 million in the prior-year period. Sales within the Acuity Brands Lighting segment increased due to higher net sales within our independent sales network and direct sales network, partially offset by declines in the retail and corporate accounts channels.
Operating profit for Acuity Brands Lighting was $143.3 million (16.2% of Acuity Brands Lighting net sales) for the first quarter of fiscal 2025, compared with $143.8 million (16.4% of Acuity Brands Lighting net sales) in the prior-year period, a decrease of $0.5 million. The decrease in operating profit was due to higher labor and overhead costs, and employee-related costs, partially offset by the fall through of higher net sales and lower materials cost.
Acuity Intelligent Spaces net sales for the first quarter of fiscal 2025 increased $9.3 million, or 14.5%, to $73.5 million, compared with $64.2 million in the prior-year period. The increase in sales within the Acuity Intelligent Spaces segment is attributed to higher sales of Distech products. Acuity Intelligent Spaces operating profit was $10.8 million for the first quarter of fiscal 2025, compared with $5.3 million in the prior-year period, an increase of $5.5 million. This increase was due primarily to contributions from higher net sales and lower professional and consulting fees, partially offset by higher employee-related costs.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; goodwill and indefinite-lived intangible assets; and product warranty costs. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of critical accounting estimates with the Audit Committee of the Board of Directors on a recurring basis.
There have been no material changes in our critical accounting estimates during the current period. For a detailed discussion of other significant accounting policies that may involve a higher degree of judgment, refer to our Form 10-K.
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, but are not limited to, statements that describe or relate to the Company’s plans, initiatives, projections, vision, goals, targets, commitments, expectations, objectives, prospects, strategies, or financial outlook, and the assumptions underlying or relating thereto. In some cases, we may use words such as “expect,” “believe,” “intend,” “anticipate,” “estimate,” “forecast,” “indicate,” “project,” “predict,” “plan,” “may,” “will,” “could,” “should,” “would,” “potential,” and words of similar meaning, as well as other words or expressions referencing future events, conditions, or circumstances, to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on our current beliefs, expectations, and assumptions, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, assumptions, and other important factors, many of which are outside of our control and any of which could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties are discussed in our filings with the U.S. Securities and Exchange Commission, including our most recent annual report on Form 10-K (including, but not limited to, the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”), quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. This quarterly report is not comprehensive, and for that reason, should be read in conjunction with such filings. You are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, whether as a result of new information, future events, or otherwise.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks that may impact our Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuations in interest and foreign exchange rates. We do not currently engage in significant commodity hedging transactions for raw materials. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2024.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three months ended November 30, 2024, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of November 30, 2024, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled approximately 3.8 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2024:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/1/2024 through 9/30/2024	—	$—	—	3,775,637
10/1/2024 through 10/31/2024	1,000	$300.21	1,000	3,774,637
11/1/2024 through 11/30/2024	15,822	$322.14	15,822	3,758,815
Total	16,822	$320.84	16,822	3,758,815
Item 5.    Other Information
During the first quarter of fiscal 2025, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(b)	Amended and Restated Bylaws of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.4 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
EXHIBIT 10	(a)
Amendment No. 1 to Credit Agreement, dated as of November 25, 2024, by and among Acuity Brands, Inc., Acuity Brands Lighting, Inc., J.P. Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 27, 2024, which is incorporated herein by reference.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-K as filed with the Commission on October 28, 2024, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY BRANDS, INC.

Date:	January 8, 2025	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	January 8, 2025	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)