Form 10-Q
period 2025-02-28
ACUITY BRANDS INC
filed 2025-04-03
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025.

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
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	AYI	New York Stock Exchange
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
Common stock — $0.01 par value — 30,904,948 shares as of March 31, 2025.

ACUITY INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	February 28, 2025	August 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397.9	$845.8
Accounts receivable, less reserve for doubtful accounts of $3.0 and $1.9, respectively	577.6	563.0
Inventories	471.9	387.6
Prepayments and other current assets	111.4	75.1
Total current assets	1,558.8	1,871.5
Property, plant, and equipment, net	322.5	303.9
Operating lease right-of-use assets	81.9	65.6
Goodwill	1,450.3	1,098.7
Intangible assets, net	1,125.1	440.5
Deferred income taxes	2.3	2.3
Other long-term assets	40.8	32.1
Total assets	$4,581.7	$3,814.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352.6	$352.3
Current debt	100.0	—
Current operating lease liabilities	24.3	19.2
Accrued compensation	90.5	110.1
Other current liabilities	233.7	206.3
Total current liabilities	801.1	687.9
Long-term debt	996.5	496.2
Long-term operating lease liabilities	71.3	58.1
Accrued pension liabilities	37.6	37.5
Deferred income taxes	8.6	26.0
Other long-term liabilities	146.2	130.1
Total liabilities	2,061.3	1,435.8
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.9 and 54.6 shares issued, respectively	0.5	0.5
Paid-in capital	1,132.8	1,115.9
Retained earnings	4,084.0	3,909.8
Accumulated other comprehensive loss	(142.9)	(114.9)
Treasury stock, at cost, of 23.9 and 23.8 shares, respectively	(2,554.0)	(2,532.5)
Total stockholders’ equity	2,520.4	2,378.8
Total liabilities and stockholders’ equity	$4,581.7	$3,814.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales	$1,006.3	$905.9	$1,957.9	$1,840.6
Cost of products sold	538.3	493.5	1,040.6	999.8
Gross profit	468.0	412.4	917.3	840.8
Selling, distribution, and administrative expenses	357.8	294.3	673.8	589.8
Operating profit	110.2	118.1	243.5	251.0
Other expense:
Interest expense (income), net	6.9	(0.1)	2.9	0.8
Miscellaneous expense, net	1.0	0.6	3.5	1.7
Total other expense	7.9	0.5	6.4	2.5
Income before income taxes	102.3	117.6	237.1	248.5
Income tax expense	24.8	28.4	52.9	58.7
Net income	$77.5	$89.2	$184.2	$189.8

Earnings per share(1):
Basic earnings per share	$2.50	$2.89	$5.95	$6.13
Basic weighted average number of shares outstanding	30.999	30.864	30.957	30.940
Diluted earnings per share	$2.45	$2.84	$5.80	$6.05
Diluted weighted average number of shares outstanding	31.700	31.399	31.742	31.388
Dividends declared per share	$0.17	$0.15	$0.32	$0.28

Comprehensive income:
Net income	$77.5	$89.2	$184.2	$189.8
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(11.7)	0.7	(29.0)	(1.4)
Defined benefit plans, net of tax	0.5	0.7	1.0	1.3
Other comprehensive (loss) income items, net of tax	(11.2)	1.4	(28.0)	(0.1)
Comprehensive income	$66.3	$90.6	$156.2	$189.7
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$184.2	$189.8
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	52.1	45.6
Share-based payment expense	23.5	23.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	36.0	60.1
Inventories	7.6	(4.7)
Prepayments and other current assets	(26.4)	(23.0)
Accounts payable	(11.0)	39.2
Other operating activities	(74.4)	(37.5)
Net cash provided by operating activities	191.6	292.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(28.6)	(29.0)
Acquisition of business, net of cash acquired	(1,165.0)	—
Other investing activities	3.2	(3.7)
Net cash used for investing activities	(1,190.4)	(32.7)
Cash flows from financing activities:
Borrowings on credit facility	600.0	—
Repurchases of common stock	(22.6)	(67.8)
Proceeds from stock option exercises and other	17.0	7.0
Payments of taxes withheld on net settlement of equity awards	(23.6)	(9.4)
Dividends paid	(10.0)	(8.8)
Other financing activities	(1.1)	—
Net cash used for financing activities	559.7	(79.0)
Effect of exchange rate changes on cash and cash equivalents	(8.8)	0.1
Net change in cash and cash equivalents	(447.9)	181.0
Cash and cash equivalents at beginning of period	845.8	397.9
Cash and cash equivalents at end of period	$397.9	$578.9
Supplemental cash flow information:
Income taxes paid during the period	$87.1	$75.9
Interest paid during the period	$20.4	$18.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Business and Basis of Presentation
Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. Effective March 26, 2025, we changed our corporate name from Acuity Brands, Inc. to Acuity Inc. We use technology to solve problems in spaces, light, and more things to come. Through our two business segments, Acuity Brands Lighting (“ABL”) and Acuity Intelligent Spaces (“AIS”), we design, manufacture, and bring to market products and services that make a valuable difference in people’s lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and an audio, video and control platform. We focus on customer outcomes and drive growth and productivity to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
Acuity Brands Lighting Segment (ABL)
Our mission at Acuity Brands Lighting is to provide sustainable, inspiring, and intelligent lighting solutions that enrich communities where people live, learn, work, and play. We bring this mission to life through our strategy which is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and to drive productivity. At Acuity Brands Lighting, our offering combines innovative luminaires with advanced electronics. Our luminaires deliver exceptional performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, ensures seamless connectivity and superior functionality. Together, these elements form the foundation of our comprehensive lighting solutions. Acuity Brands Lighting's portfolio of products includes, but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM and VerjureTM.
Customers of Acuity Brands Lighting are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. Our lighting solutions are sold primarily through a network of independent sales agencies, by internal sales representatives, through electrical distributors and consumer retailers, directly to large corporate accounts, and directly to OEM customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers.
Acuity Intelligent Spaces Segment (AIS)
Our mission at Acuity Intelligent Spaces is to make spaces smarter, safer, and greener through our strategy of connecting the edge with the cloud using disruptive technologies that leverage data interoperability. Through AtriusTM, Distech ControlsTM, and QSC®, we control how a built space operates and the experiences that happen within that space. We have a unique collection of disruptive technologies, which are delivering distinct end-user outcomes. In the future, we can continue to add to those end-user outcomes through data interoperability.
Our Atrius intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Our Distech ControlsTM building management platform includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. Q-SYS, our innovative full stack audio, video and control platform, unifies data, devices and a cloud-first architecture, empowering organizations to deliver transformative AV experiences across built spaces. QSC Audio delivers audio technology that empowers live entertainers and sound reinforcement professionals to create and deliver memorable experiences.
Acuity Intelligent Spaces goes to market primarily through system integrators and key customer verticals include retail stores, airports, universities, enterprise campuses, and hospitality among many other broad applications throughout North America, Europe and other select international locations.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Inc. and its wholly-owned subsidiaries.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 28, 2025, our consolidated comprehensive income for the three and six months ended February 28, 2025 and February 29, 2024, and our consolidated cash flows for the six months ended February 28, 2025 and February 29, 2024. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2024 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (“Form 10-K”).
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
Note 3 — Acquisitions
QSC, LLC
On January 1, 2025, we acquired all of the equity interests of QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.2 billion in cash. This acquisition is intended to expand AIS into a cloud-manageable audio, video, and control platform that includes controls, sensors, and software with broad applications across multiple end-markets including education, commercial, hospitality, government, healthcare, and transportation. We funded the transaction using cash on hand and proceeds from our indebtedness. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
We accounted for the acquisition of QSC in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related professional fees were expensed as incurred for $14.1 million and $18.7 million for the three and six months ended February 28, 2025, respectively. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the preliminary fair values of the assets and liabilities obtained in connection with the QSC acquisition as of January 1, 2025 (in millions):

Purchase Price Allocation
Consideration transferred:
Cash consideration	$1,203.0

Identifiable assets:
Intangible assets(1)	702.6
Inventories	94.7
Property, plant, and equipment	27.0
Operating lease right-of-use assets	23.2
Accounts receivable	55.7
Other assets	81.7
Total identifiable assets	984.9

Liabilities assumed:
Accounts payable	32.6
Operating lease liabilities	24.3
Other liabilities	88.5
Total liabilities assumed	145.4

Total identifiable net assets	839.5
Goodwill	$363.5
______________________________
(1) Gross intangible assets of $702.6 million reflect estimates for definite-lived intangibles with a preliminary estimated weighted average useful life of approximately 15 years.
Assets and liabilities for QSC are reflected in the Consolidated Balance Sheets as of February 28, 2025. Approximately $275.0 million of the preliminary goodwill is expected to be deductible for tax purposes. The preliminary goodwill is recorded in the AIS segment, and it is primarily comprised of benefits related to expanding AIS’ technology and audio, video, and control solution product portfolios.
Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to, intangible assets, potential liabilities, tax-related items, and final net working capital adjustments, if any. These amounts are expected to change as we finalize the allocation.
The operating results of QSC have been included in our consolidated financial statements since the date of acquisition. The following table provides the amount of QSC net sales and net income included within our consolidated financial statements since the acquisition date (in millions):

	February 28, 2025
	Three Months Ended	Six Months Ended
Revenue	$95.1	$95.1
Net income(1)	(1.7)	(1.7)
____________________________________
(1) Net income includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $10.4 million and preliminary amortization of acquired intangible assets of $7.8 million for the three and six months ended February 28, 2025.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have included unaudited pro forma financial information to show the impacts of the QSC acquisition to our consolidated results assuming the acquisition closed as of the first day of our prior fiscal year. The unaudited pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on this date, neither is it necessarily indicative of our future results. Amounts in the table below combine our previously reported results with QSC’s results for the corresponding periods as well as adjustments for purchase accounting, accounting policy alignments, changes to our capital structure, including additional interest expense associated with borrowings to fund the acquisition, and other nonrecurring items that were incurred in connection with the acquisition, assuming they occurred as of September 1, 2023 (in millions):

	Quarter-to-Date		Year-to-Date
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue	$1,059.4	$1,030.2	$2,158.6	$2,096.4
Net income(1)	98.2	79.9	208.8	148.5
______________________________
(1) Pro forma net income for the quarter-to-date period ended February 29, 2024 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $6.8 million. Pro forma net income for the year-to-date period ending February 29, 2024 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $22.5 million and acquisition-related costs of $18.7 million. We did not have any other significant nonrecurring pro forma adjustments directly attributable to the acquisition.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	February 28, 2025				August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$397.9	$—	$—	$397.9	$845.8	$—	$—	$845.8
Assets in fair value hierarchy	397.9	—	—	397.9	845.8	—	—	845.8
Other investments(1)				5.1				6.7
Total assets at fair value	$397.9	$—	$—	$403.0	$845.8	$—	$—	$852.5
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $432.7 million and $429.7 million as of February 28, 2025 and August 31, 2024, respectively.
We had $600.0 million and no borrowings outstanding under our credit agreement as of February 28, 2025 and August 31, 2024, respectively. Such borrowings are variable-rate instruments that reset on a frequent short-term

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	February 28, 2025	August 31, 2024
Raw materials, supplies, and work in process (1)	$230.9	$222.1
Finished goods	267.2	191.1
Inventories excluding reserves	498.1	413.2
Less: Reserves	(26.2)	(25.6)
Total inventories	$471.9	$387.6
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	February 28, 2025	August 31, 2024
Land	$21.9	$22.3
Buildings and leasehold improvements	224.9	218.7
Machinery, equipment, and information technology	793.1	758.7
Total property, plant, and equipment, at cost	1,039.9	999.7
Less: Accumulated depreciation and amortization	(717.4)	(695.8)
Property, plant, and equipment, net	$322.5	$303.9
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
We recorded amortization expense for definite-lived intangible assets of $16.8 million and $10.0 million during the three months ended February 28, 2025 and February 29, 2024, respectively, and $25.5 million and $19.9 million during the six months ended February 28, 2025 and February 29, 2024, respectively. During the six months ended

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

February 28, 2025, we acquired goodwill and intangible assets as part of the QSC acquisition. Refer to Acquisitions footnote of the Notes to Consolidated Financial Statements for additional information.
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	Acuity Brands Lighting	Acuity Intelligent Spaces	Total
Balance at August 31, 2024	$1,015.1	$83.6	$1,098.7
Provisional amounts from acquired business	—	363.5	363.5
Foreign currency translation adjustments	(8.2)	(3.7)	(11.9)
Balance at February 28, 2025	$1,006.9	$443.4	$1,450.3

	Acuity Brands Lighting	Acuity Intelligent Spaces	Total
Balance at August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	(0.6)	(0.2)	(0.8)
Balance at February 29, 2024	$1,013.8	$83.3	$1,097.1
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	February 28, 2025	August 31, 2024
Customer incentive programs(1)	$32.3	$35.3
Refunds to customers(1)	29.9	28.2
Current deferred revenues(1)	20.6	17.4
Sales commissions	29.9	35.3
Freight costs	19.7	18.1
Product warranty costs(2)	26.9	28.4
Tax-related items(3)	16.8	7.1
Interest on debt(4)	4.6	2.3
Other	53.0	34.2
Total other current liabilities	$233.7	$206.3
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 — Debt and Lines of Credit
Long-term Debt
On November 10, 2020, Acuity Brands Lighting, Inc., a wholly-owned operating subsidiary of Acuity Inc., issued $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”) at a price equal to 99.737% of their face value. Interest on the Unsecured Notes is paid semi-annually in arrears on June 15 and December 15 of each year. At issuance we recorded $4.8 million of deferred issuance costs related to the Unsecured Notes as a direct deduction from the face amount of the Unsecured Notes. These issuance costs are amortized over the 10-year term of the Unsecured Notes.
The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Inc.
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at February 28, 2025 and August 31, 2024.
On November 25, 2024, we entered into an amendment to the Credit Agreement that, among other things, provided for a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”), which could be drawn in a single borrowing at any time, subject to certain conditions. In connection with the acquisition of QSC, we incurred an aggregate $600.0 million in indebtedness under the Term Loan Facility. We had $600.0 million in borrowings outstanding under the Term Loan Facility at February 28, 2025, of which $100.0 million is expected to be repaid within one year and therefore is reflected within Current maturities of debt on our Consolidated Balance Sheets.
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
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At February 28, 2025, we had additional borrowing capacity under the Credit Agreement of $595.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2025, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Product Warranty Costs
Our products generally have a standard warranty term of five years or less that assures our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs in accordance with ASC Topic 450, Contingencies (“ASC 450”) when the related revenue is recognized and when costs are deemed to be probable and can be reasonably estimated. Liabilities related to product warranty costs are subject to uncertainty because they require estimates of future costs. Estimated future warranty costs are primarily based on historical experience, including the number and costs of identified warranty claims as well as the period of time between the shipment of products and our settlement of related claims. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets and included within Other current assets or Other long-term assets based on the timing of receipt of recovery. Recoveries are recorded net of allowances for credit losses.
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
Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs during the periods presented (in millions):

	Six Months Ended
	February 28, 2025	February 29, 2024
Beginning balance	$37.5	$31.6
Product warranty costs(1)	14.1	28.7
Payments and other deductions(1)	(19.9)	(20.2)
Acquired warranty and recall liabilities	7.8	—
Ending balance	$39.5	$40.1
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2024	30.8		$0.5	$1,115.9	$3,909.8	$(114.9)	$(2,532.5)	$2,378.8
Net income	—		—	—	106.7	—	—	106.7
Other comprehensive loss	—		—	—	—	(16.8)	—	(16.8)
Share-based payment amortization, issuances, and cancellations	0.1		—	(11.0)	—	—	—	(11.0)
Employee stock purchase plan issuances	—		—	0.6	—	—	—	0.6
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.5)	—	—	(4.5)
Stock options exercised	0.1		—	15.0	—	—	—	15.0
Repurchases of common stock	—	*	—	—	—	—	(5.4)	(5.4)
Balance, November 30, 2024	31.0		0.5	1,120.5	4,012.0	(131.7)	(2,537.9)	2,463.4
Net income	—		—	—	77.5	—	—	77.5
Other comprehensive loss	—		—	—	—	(11.2)	—	(11.2)
Share-based payment amortization, issuances, and cancellations	—	*	—	10.9	—	—	—	10.9
Employee stock purchase plan issuances	—		—	0.4	—	—	—	0.4
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.5)	—	—	(5.5)
Stock options exercised	—	*	—	1.0	—	—	—	1.0
Repurchases of common stock	—	*	—	—	—	—	(16.1)	(16.1)
Balance, February 28, 2025	31.0		$0.5	$1,132.8	$4,084.0	$(142.9)	$(2,554.0)	$2,520.4
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.
* Represents shares of less than 0.1 million.

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2023	31.1		$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
Net income	—		—	—	100.6	—	—	100.6
Other comprehensive loss	—		—	—	—	(1.5)	—	(1.5)
Share-based payment amortization, issuances, and cancellations	0.1		—	2.1	—	—	—	2.1
Employee stock purchase plan issuances	—		—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—		—	—	(4.1)	—	—	(4.1)
Stock options exercised	—	*	—	1.1	—	—	—	1.1
Repurchases of common stock	(0.3)		—	—	—	—	(50.0)	(50.0)
Balance, November 30, 2023	30.9		0.5	1,070.5	3,601.9	(114.1)	(2,494.7)	2,064.1
Net income	—		—	—	89.2	—	—	89.2
Other comprehensive income	—		—	—	—	1.4	—	1.4
Share-based payment amortization, issuances, and cancellations	—	*	—	11.8	—	—	—	11.8
Employee stock purchase plan issuances	—		—	0.3	—	—	—	0.3
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	*	—	5.1	—	—	—	5.1
Repurchases of common stock	(0.1)		—	—	—	—	(17.6)	(17.6)
Balance, February 29, 2024	30.8		$0.5	$1,087.7	$3,686.4	$(112.7)	$(2,512.3)	$2,149.6
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.
* Represents shares of less than 0.1 million.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 — Revenue
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	February 28, 2025	August 31, 2024
Current deferred revenues	$20.6	$17.4
Non-current deferred revenues	39.6	41.5
Current deferred revenues primarily consist of service-type warranty and professional service fees collected prior to performing the related service as well as software licenses. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the six months ended February 28, 2025 totaled $9.8 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from February 28, 2025 and consist primarily of orders for physical goods that have not yet been shipped.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Acuity Brands Lighting:
Independent sales network	$615.2	$612.3	$1,259.1	$1,237.5
Direct sales network	97.4	93.0	204.6	190.4
Retail sales	41.0	46.4	85.9	102.0
Corporate accounts	35.6	38.1	68.3	79.6
OEM and other	51.4	53.7	108.7	110.4
Total Acuity Brands Lighting	840.6	843.5	1,726.6	1,719.9
Acuity Intelligent Spaces	171.5	68.1	245.0	132.3
Eliminations	(5.8)	(5.7)	(13.7)	(11.6)
Total	$1,006.3	$905.9	$1,957.9	$1,840.6
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Share-based payment expense	$11.4	$12.0	$23.5	$23.1
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Service cost	$1.3	$1.2	$2.7	$2.3
Interest cost	2.4	2.4	4.8	4.9
Expected return on plan assets	(2.1)	(2.2)	(4.2)	(4.4)
Recognized actuarial loss	0.6	0.8	1.3	1.6
Net periodic pension cost	$2.2	$2.2	$4.6	$4.4
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Other Expense
The following table summarizes the components of Other expense, net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Interest expense (income), net:
Interest expense	$11.7	$6.5	$17.8	$12.9
Interest income	(4.8)	(6.6)	(14.9)	(12.1)
Interest expense (income), net	6.9	(0.1)	2.9	0.8
Miscellaneous expense, net:
Non-service components of net periodic pension cost	0.9	1.0	1.9	2.1
Foreign currency transaction (gain) losses	(0.2)	0.2	(0.1)	0.8
Other items	0.3	(0.6)	1.7	(1.2)
Miscellaneous expense, net	1.0	0.6	3.5	1.7
Other expense, net	$7.9	$0.5	$6.4	$2.5
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$77.5	$89.2	$184.2	$189.8
Basic weighted average shares outstanding	30.999	30.864	30.957	30.940
Common stock equivalents	0.701	0.535	0.785	0.448
Diluted weighted average shares outstanding	31.700	31.399	31.742	31.388
Basic earnings per share(1)	$2.50	$2.89	$5.95	$6.13
Diluted earnings per share(1)	$2.45	$2.84	$5.80	$6.05
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the three and six months ended February 28, 2025 and February 29, 2024.
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
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive loss before reclassifications	(29.0)	—	(29.0)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.0	1.0
Net current period other comprehensive (loss) income	(29.0)	1.0	(28.0)
Balance at February 28, 2025	$(99.9)	$(43.0)	$(142.9)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive loss before reclassifications	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.3	1.3
Net current period other comprehensive (loss) income	(1.4)	1.3	(0.1)
Balance at February 29, 2024	$(66.4)	$(46.3)	$(112.7)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	February 28, 2025			February 29, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(11.7)	$—	$(11.7)	$0.7	$—	$0.7
Actuarial losses on defined benefit pension plans	0.6	(0.1)	0.5	0.8	(0.1)	0.7
Other comprehensive (loss) income	$(11.1)	$(0.1)	$(11.2)	$1.5	$(0.1)	$1.4

	Six Months Ended
	February 28, 2025			February 29, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(29.0)	$—	$(29.0)	$(1.4)	$—	$(1.4)
Actuarial losses on defined benefit pension plans	1.3	(0.3)	1.0	1.6	(0.3)	1.3
Other comprehensive (loss) income	$(27.7)	$(0.3)	$(28.0)	$0.2	$(0.3)	$(0.1)

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 19 — Segment Information
We report our financial results of operations in two reportable segments, Acuity Brands Lighting and Acuity Intelligent Spaces, consistent with how our chief operating decision maker currently evaluates operating results, assesses performance, and allocates resources within the Company.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, net interest expense, net miscellaneous expense, income tax expense, and acquisition related costs are not allocated to segments.
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales:
Acuity Brands Lighting	$840.6	$843.5	$1,726.6	$1,719.9
Acuity Intelligent Spaces	171.5	68.1	245.0	132.3
Eliminations(1)	(5.8)	(5.7)	(13.7)	(11.6)
Total	$1,006.3	$905.9	$1,957.9	$1,840.6

Operating profit:
Acuity Brands Lighting	$130.3	$126.0	$273.6	$269.8
Acuity Intelligent Spaces	9.9	9.1	20.7	14.4
Unallocated corporate amounts	(30.0)	(17.0)	(50.8)	(33.2)
Total	$110.2	$118.1	$243.5	$251.0
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating profit - Acuity Brands Lighting	$130.3	$126.0	$273.6	$269.8
Operating profit - Acuity Intelligent Spaces	9.9	9.1	20.7	14.4
Unallocated corporate amounts	(30.0)	(17.0)	(50.8)	(33.2)
Operating profit	110.2	118.1	243.5	251.0
Interest expense (income), net	6.9	(0.1)	2.9	0.8
Miscellaneous expense, net	1.0	0.6	3.5	1.7
Income before income taxes	$102.3	$117.6	$237.1	$248.5
Segment assets include accounts receivable and inventory. Total segment assets for AIS were $214.7 million and $67.6 million as of February 28, 2025 and August 31, 2024, respectively. This increase was due to the acquisition of QSC. Refer to Acquisitions footnote of the Notes to Consolidated Financial Statements for additional information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of February 28, 2025 and for the three and six months ended February 28, 2025 and February 29, 2024. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (“Form 10-K”).
Overview
Company
Effective March 26, 2025, we changed our corporate name from Acuity Brands, Inc. to Acuity Inc.
We are a market-leading industrial technology company. We use technology to solve problems in spaces, light, and more things to come. Through our two business segments, Acuity Brands Lighting (“ABL”) and Acuity Intelligent Spaces (“AIS”), we design, manufacture, and bring to market products and services that make a valuable difference in people’s lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and an audio, video and control platform. We focus on customer outcomes and drive growth and productivity to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
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
Our significant contractual cash requirements primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. Refer to Financing Arrangements below for a discussion of significant changes to our contractual obligations for the first six months of fiscal 2025.
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
Cash
Our cash position at February 28, 2025 was $397.9 million, a decrease of $447.9 million from August 31, 2024. Cash generated from operating activities and cash on hand were used during the current year to partially fund the QSC, LLC (“QSC”) acquisition and our other capital allocation priorities as discussed below.
We generated $191.6 million of cash flows from operating activities during the six months ended February 28, 2025, compared to $292.6 million in the prior-year period, a decrease of $101.0 million. This decrease reflects higher payments for purchases of inventory, the timing of sales and cash collections from our customers, payments for acquisition-related costs, and higher tax payments.
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
At February 28, 2025, our outstanding debt balance was $1.1 billion, which consisted of our Unsecured Notes and borrowings on our Term Loan Facility, compared to our cash position of $397.9 million. We were in compliance with all covenants under our financing arrangements as of February 28, 2025.
The Unsecured Notes were issued by Acuity Brands Lighting, Inc., a wholly-owned subsidiary of Acuity Inc. The Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Acuity Inc. and ABL IP Holding LLC, a wholly-owned subsidiary of Acuity Inc. The following tables present summarized financial information for Acuity Inc., Acuity Brands Lighting, Inc., and ABL IP Holding LLC on a combined basis after the elimination of all intercompany balances and transactions between the combined group as well as any investments in non-guarantors as of the dates and during the period presented (in millions):

Summarized Balance Sheet Information	February 28, 2025	August 31, 2024
Current assets	$1,025.6	$1,517.6
Amounts due from non-guarantor affiliates	341.1	338.0
Non-current assets	1,330.7	1,337.7
Current liabilities	604.6	553.2
Non-current liabilities	1,225.0	746.5

Summarized Income Statement Information	Six Months Ended February 28, 2025
Net sales	$1,552.3
Gross profit	737.7
Net income	195.4
On November 25, 2024, we entered into an amendment to our credit agreement (the “Credit Agreement”) that, among other things, provided for a delayed draw term under the Term Loan Facility of up to $600.0 million.
In January 2025, we drew the full $600.0 million on the Term Loan Facility to fund the QSC acquisition. In March 2025, we repaid $100.0 million of the outstanding obligation.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At February 28, 2025, we had additional borrowing capacity under the Credit Agreement of $595.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums. As of February 28, 2025, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $1.0 billion.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $28.6 million and $29.0 million in property, plant, and equipment during the six months ended February 28, 2025 and February 29, 2024, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2025 to date.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions.

QSC
On January 1, 2025, we acquired all of the equity interests of QSC, a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.2 billion. This acquisition is intended to expand AIS into a cloud-manageable audio, video, and control platform that includes controls, sensors, and software with broad applications across multiple end-markets including education, commercial, hospitality, government, healthcare, and transportation. We funded the transaction using cash on hand and proceeds from our Term Loan Facility. The operating results, assets, liabilities, and cash flows of QSC have been included in our consolidated financial statements since the date of acquisition.
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
Dividends
We paid dividends on our common stock of $10.0 million ($0.32 per share) and $8.8 million ($0.28 per share) during the six months ended February 28, 2025 and February 29, 2024, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first six months of fiscal 2025 and 2024, we repurchased approximately 0.1 million shares and 0.4 million shares of our outstanding common stock for $21.5 million and $67.6 million, respectively. Total cash outflows for share repurchases during the six months ended February 28, 2025 and February 29, 2024 were $22.6 million and $67.8 million, respectively. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of February 28, 2025, 3.7 million shares remained available within the program to repurchase.
Recent Developments
In recent months, the U.S. government has imposed, and is considering imposing, additional tariffs and trade restrictions on certain goods produced outside of the United States, including steel and aluminum. In response to these actions, certain jurisdictions, including China, Mexico, Canada and the European Union, have imposed, or are considering imposing, tariffs and restrictions on certain goods produced in the United States. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions and the status of certain trade agreements, including the United States, Mexico, Canada Free Trade Agreement, continues to evolve and we cannot be certain of the outcome which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the U.S. economy.
Although we have taken actions to mitigate the impacts of tariffs and trade restrictions, including pricing actions, competitive pricing or market pressures may not allow us to pass on the additional cost of these tariffs and may adversely affect our profit margins, results of operations, and/or cash flows.

Results of Operations
Second Quarter of Fiscal 2025 Compared with Second Quarter of Fiscal 2024
The following table sets forth information comparing the components of net income for the three months ended February 28, 2025 and February 29, 2024 (in millions except per-share data):

	Three Months Ended
	February 28, 2025	February 29, 2024	Increase (Decrease)		Percent Change
Net sales	$1,006.3	$905.9	$100.4		11.1%
Cost of products sold(1)	538.3	493.5	44.8		9.1%
Gross profit	468.0	412.4	55.6		13.5%
Percent of net sales	46.5%	45.5%	100	bps
Selling, distribution, and administrative expenses(2)	357.8	294.3	63.5		21.6%
Operating profit	110.2	118.1	(7.9)		(6.7)%
Percent of net sales	11.0%	13.0%	(200)	bps
Other expense:
Interest expense (income), net	6.9	(0.1)	7.0		NM
Miscellaneous expense, net	1.0	0.6	0.4		NM
Total other expense	7.9	0.5	7.4		NM
Income before income taxes	102.3	117.6	(15.3)		(13.0)%
Percent of net sales	10.2%	13.0%	(280)	bps
Income tax expense	24.8	28.4	(3.6)		(12.7)%
Effective tax rate	24.2%	24.1%
Net income	$77.5	$89.2	$(11.7)		(13.1)%
Diluted earnings per share	$2.45	$2.84	$(0.39)		(13.7)%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $10.4 million in preliminary acquisition date fair value adjustments to inventory for the QSC acquisition.
(2) Fiscal 2025 includes $14.1 million in acquisition-related costs and $7.8 million in preliminary amortization of intangible assets for the QSC acquisition.
Net Sales
Net sales for the second quarter of fiscal 2025 increased $100.4 million, or 11.1%, to $1.0 billion, compared with $905.9 million in the prior-year period due to an increase in sales in our Acuity Intelligent Spaces segment driven by the acquisition of QSC, which contributed $95.1 million in sales, as well higher net sales in our Distech and Atrius products. These increases were partially offset by a decrease in sales in our Acuity Brands Lighting segment.
Gross Profit
Gross profit for the second quarter of fiscal 2025 increased $55.6 million, or 13.5%, to $468.0 million, compared with $412.4 million in the prior-year period, and gross profit margin increased 100 basis points to 46.5% from 45.5% compared with the prior-year period. Our gross profit increased compared with the prior period due primarily to the contributions of the QSC acquisition as well as our strategic management of the relationship between price and cost escalations, including higher labor, overhead, and Asian-sourced finished goods costs.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the second quarter of fiscal 2025 were $357.8 million, compared with $294.3 million in the prior-year period, an increase of $63.5 million, or 21.6%. The increase in SD&A expenses was due primarily to the addition of QSC operating expenses, acquisition-related costs, and higher amortization of acquired intangible assets in connection with the QSC acquisition. Acquisition-related costs for the QSC acquisition were recorded within unallocated corporate amounts.

Operating profit for the second quarter of fiscal 2025 was $110.2 million (11.0% of net sales), compared with $118.1 million (13.0% of net sales) for the prior-year period, a decrease of $7.9 million, or 6.7%. The decrease in operating profit was due to the increase in SD&A expenses, partially offset by an increase in gross profit.
Interest Expense (Income), net
We reported net interest expense of $6.9 million and net interest income of $0.1 million for the second quarter of fiscal 2025 and 2024, respectively. The increase in net interest expense was due primarily to interest incurred on our $600.0 million Term Loan Facility and lower interest-bearing cash and cash equivalent balances held during the period as a result of our purchase of QSC.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. We reported net miscellaneous expense of $1.0 million and $0.6 million for the second quarter of fiscal 2025 and 2024, respectively.
Income Taxes and Net Income
Our effective income tax rate was 24.2% and 24.1% for the second quarter of fiscal 2025 and 2024, respectively. We recognized excess tax benefits of $0.3 million related to share-based payment awards for the second quarter of fiscal 2025. Excess tax benefits in the second quarter of fiscal 2024 were immaterial.
Net income for the second quarter of fiscal 2025 decreased $11.7 million, or 13.1%, to $77.5 million, from $89.2 million reported for the prior-year period. This decrease was due primarily to lower operating profit and higher interest expense in connection with funding the QSC acquisition, partially offset by lower income tax expense. Diluted earnings per share for the second quarter of fiscal 2025 decreased $0.39, or 13.7%, to $2.45 compared with diluted earnings per share of $2.84 for the prior-year period. This decrease reflects lower net income as well as higher outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, Acuity Brands Lighting and Acuity Intelligent Spaces, for the three months ended February 28, 2025 and February 29, 2024 (in millions):

	Three Months Ended
	February 28, 2025	February 29, 2024	Increase (Decrease)	Percent Change
Acuity Brands Lighting:
Net sales	$840.6	$843.5	$(2.9)	(0.3)%
Operating profit	130.3	126.0	4.3	3.4%
Operating profit margin	15.5%	14.9%	60	bps

Acuity Intelligent Spaces:
Net sales	$171.5	$68.1	$103.4	151.8%
Operating profit	9.9	9.1	0.8	8.8%
Operating profit margin	5.8%	13.4%	(760)	bps
Acuity Brands Lighting net sales for the second quarter of fiscal 2025 decreased $2.9 million, or 0.3%, to $840.6 million, compared with $843.5 million in the prior-year period. Net sales within the Acuity Brands Lighting segment decreased due to lower net sales within our retail, corporate accounts, and original equipment manufacturer and other channels, partially offset by higher net sales in our independent sales network and direct sales network channels.
Operating profit for Acuity Brands Lighting was $130.3 million (15.5% of Acuity Brands Lighting net sales) for the second quarter of fiscal 2025, compared with $126.0 million (14.9% of Acuity Brands Lighting net sales) in the prior-year period, an increase of $4.3 million. The increase in operating profit was due primarily to our strategic management of the relationship between price and cost escalations, including higher labor, overhead, and Asian-sourced finished goods costs.
Acuity Intelligent Spaces net sales for the second quarter of fiscal 2025 increased $103.4 million, or 151.8%, to $171.5 million, compared with $68.1 million in the prior-year period. The increase in sales within the Acuity

Intelligent Spaces segment is attributed primarily to the acquisition of QSC, which contributed $95.1 million in revenues. Additionally, sales of Distech and Atrius products increased during the current quarter.
Operating profit for Acuity Intelligent Spaces was $9.9 million for the second quarter of fiscal 2025, compared with $9.1 million in the prior-year period, an increase of $0.8 million. This increase was due primarily to contributions from higher net sales, partially offset by the addition of SD&A costs from the acquisition of QSC, including increased preliminary amortization and preliminary acquisition date fair value adjustments to inventory.
First Six Months of Fiscal 2025 Compared with First Six Months of Fiscal 2024
The following table sets forth information comparing the components of net income for the six months ended February 28, 2025 and February 29, 2024 (in millions except per share data):

	Six Months Ended
	February 28, 2025	February 29, 2024	Increase (Decrease)		Percent Change
Net sales	$1,957.9	$1,840.6	$117.3		6.4%
Cost of products sold(1)	1,040.6	999.8	40.8		4.1%
Gross profit	917.3	840.8	76.5		9.1%
Percent of net sales	46.9%	45.7%	120	bps
Selling, distribution, and administrative expenses(2)	673.8	589.8	84.0		14.2%
Operating profit	243.5	251.0	(7.5)		(3.0)%
Percent of net sales	12.4%	13.6%	(120)	bps
Other expense:
Interest expense, net	2.9	0.8	2.1		NM
Miscellaneous expense, net	3.5	1.7	1.8		NM
Total other expense	6.4	2.5	3.9		NM
Income before income taxes	237.1	248.5	(11.4)		(4.6)%
Percent of net sales	12.1%	13.5%	(140)	bps
Income tax expense	52.9	58.7	(5.8)		(9.9)%
Effective tax rate	22.3%	23.6%
Net income	$184.2	$189.8	$(5.6)		(3.0)%
Diluted earnings per share	$5.80	$6.05	$(0.25)		(4.1)%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $10.4 million in preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC.
(2) Fiscal 2025 includes $18.7 million in acquisition-related costs and $7.8 million in preliminary amortization of intangible assets related to the acquisition of QSC.

Net Sales
Net sales for the six months ended February 28, 2025 increased $117.3 million, or 6.4%, to $1.96 billion compared with $1.84 billion in the prior-year due to increases in sales in both our Acuity Intelligent Spaces and Acuity Brands Lighting segments. The increase was primarily driven by the acquisition of QSC, which contributed $95.1 million in revenue to the Acuity Intelligent Spaces segment, as well higher net sales of our Distech and Atrius products.
Gross Profit
Gross profit for the six months ended February 28, 2025 increased $76.5 million, or 9.1%, to $917.3 million compared with $840.8 million in the prior-year period. Gross profit margin increased 120 basis points to 46.9% for the six months ended February 28, 2025 compared with 45.7% in the prior-year period. Our gross profit increased compared with the prior period due primarily to the contributions of the QSC acquisition, fall through of higher net sales, and lower materials cost. This increase was partially offset by increased labor and overhead costs.

Operating Profit
SD&A expenses for the six months ended February 28, 2025 were $673.8 million compared with $589.8 million in the prior-year period, an increase of $84.0 million, or 14.2%. The increase in SD&A expenses was due primarily to the addition of QSC operating expenses, higher employee-related costs, acquisition-related costs, and higher amortization of acquired intangible assets in connection with the QSC acquisition. Acquisition-related costs for the QSC acquisition were recorded within unallocated corporate amounts.
Operating profit for the first six months of fiscal 2025 was $243.5 million (12.4% of net sales) compared with $251.0 million (13.6% of net sales) for the prior-year period, a decrease of $7.5 million, or 3.0%. The decrease in operating profit was due to higher SD&A expenses, partially offset by higher gross profit.
Interest Expense, net
We reported net interest expense of $2.9 million and $0.8 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in net interest expense was due to interest incurred on our $600.0 million Term Loan Facility and lower interest-bearing cash and cash equivalent balances as a result of our purchase of QSC.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $3.5 million for the six months ended February 28, 2025 and $1.7 million for the six months ended February 29, 2024. This year-over-year change is due primarily to a non-cash loss in the first quarter of fiscal 2025 on an investment in a privately-held entity over which we do not exercise significant influence or control.
Income Taxes and Net Income
Our effective income tax rate was 22.3% and 23.6% for the six months ended February 28, 2025 and February 29, 2024, respectively. This decrease was due primarily to the recognition of higher favorable discrete items in the current year. We recognized excess tax benefits of $4.6 million and $1.5 million related to share-based payment awards during the six months ended February 28, 2025 and February 29, 2024, respectively.
Net income for the first six months of fiscal 2025 decreased $5.6 million, or 3.0%, to $184.2 million from $189.8 million reported for the prior-year period. This decrease was primarily due to lower operating profit and higher interest expense in connection with funding the QSC acquisition, partially offset by lower income tax expense. Diluted earnings per share for the six months ended February 28, 2025 decreased $0.25 to $5.80 compared with diluted earnings per share of $6.05 for the prior-year period. This decrease reflects lower net income as well as higher outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, Acuity Brands Lighting and Acuity Intelligent Spaces, for the six months ended February 28, 2025 and February 29, 2024 (in millions):

	Six Months Ended
	February 28, 2025	February 29, 2024	Increase (Decrease)	Percent Change
Acuity Brands Lighting:
Net sales	$1,726.6	$1,719.9	$6.7	0.4%
Operating profit	273.6	269.8	3.8	1.4%
Operating profit margin	15.8%	15.7%	10	bps

Acuity Intelligent Spaces:
Net sales	$245.0	$132.3	$112.7	85.2%
Operating profit	20.7	14.4	6.3	43.8%
Operating profit margin	8.4%	10.9%	(250)	bps
Acuity Brands Lighting net sales for the six months ended February 28, 2025 increased 0.4% compared with the prior-year period due to higher net sales in our independent sales network and direct sales network channels, partially offset by lower net sales within our retail sales, corporate accounts, and original equipment manufacturer and other channels.
Operating profit for ABL was $273.6 million (15.8% of ABL net sales) for the six months ended February 28, 2025 compared to $269.8 million (15.7% of ABL net sales) in the prior-year period, an increase of $3.8 million. The increase in operating profit was due to the fall through of higher net sales, lower materials cost, and lower freight cost, partially offset by higher employee-related costs, labor, and overhead.
Acuity Intelligent Spaces net sales for the six months ended February 28, 2025 increased 85.2% compared with the prior-year period. The increase in sales is attributed primarily to the acquisition of QSC, which contributed $95.1 million in revenues, as well as improvements in Distech and Atrius products.
Acuity Intelligent Spaces operating profit was $20.7 million for the six months ended February 28, 2025 compared with $14.4 million in the prior-year period, an increase of $6.3 million. This increase was due primarily to contributions from higher net sales, partially offset by additional costs related to the acquisition of QSC, including preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory and preliminary amortization of intangible assets.
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
Cautionary Statement Regarding Forward-Looking Statements and Information
This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, but are not limited to, statements that describe or relate to the Company’s plans, initiatives, projections, vision, goals, targets, commitments, expectations, objectives, prospects, strategies, or financial outlook, and the assumptions underlying or relating thereto. In some cases, we may use words such as “expect,” “believe,” “intend,” “anticipate,” “estimate,” “forecast,” “indicate,” “project,” “predict,” “plan,” “may,” “will,” “could,” “should,” “would,” “potential,” and words of similar meaning, as well as other words or expressions referencing future events, conditions, or circumstances, to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on our current beliefs, expectations, and assumptions, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, assumptions, and other important factors, many of which are outside of our control and any of which could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties are discussed in our filings with the U.S. Securities and Exchange Commission, including our most recent annual report on Form 10-K (including, but not limited to, the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”), quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. This quarterly report is not comprehensive, and for that reason, should be read in conjunction with such filings. You are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-

looking statements to reflect any events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events, whether as a result of new information, future events, or otherwise.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. The scope of our efforts to comply with the SEC rules included all of our operations except for QSC, LLC (“QSC”), which we acquired during the quarter ended February 28, 2025. SEC guidance permits management to omit an assessment of an acquired business' financial reporting from management's assessment of disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, which as discussed herein excluded the operations of QSC, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2025. QSC assets and net assets excluded from our evaluation constituted less than 6% of both total assets and net assets as of February 28, 2025. QSC net sales and pre-tax income excluded from our evaluation constituted less than 5% of both the Company's net sales and pre-tax income for the three and six months ended February 28, 2025.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and six months ended February 28, 2025, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of February 28, 2025, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled approximately 3.7 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended February 28, 2025:

Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/01/2024 through 12/31/2024	20,396	$311.13	20,396	3,738,419
1/01/2025 through 1/31/2025	13,276	$318.00	13,276	3,725,143
2/01/2025 through 2/28/2025	17,408	$316.14	17,408	3,707,735
Total	51,080	$314.62	51,080	3,707,735
Item 5.    Other Information
During the second quarter of fiscal 2025, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
	(b)	Restated Certificate of Incorporation of Acuity Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
EXHIBIT 10	(a)	Acuity Brands, Inc. Non-Employee Director Compensation Schedule.	Filed with the Commission as part of this Form 10-Q.
	(b)	First Amendment to the Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan, Amended and Restated effective March 30, 2023.	Filed with the Commission as part of this Form 10-Q.
	(c)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Filed with the Commission as part of this Form 10-Q.
	(d)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Filed with the Commission as part of this Form 10-Q.
	(e)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY INC.

Date:	April 3, 2025	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	April 3, 2025	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)