Form 10-Q
period 2025-05-31
ACUITY INC. (DE)
filed 2025-06-26
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-16583.
_____________________________________________
ACUITY INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	58-2632672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1170 Peachtree Street, N.E., Suite 1200, Atlanta, Georgia 30309
(Address of principal executive offices)
(404) 853-1400
(Registrant’s telephone number, including area code)
Acuity Brands, Inc.
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
Common stock — $0.01 par value — 30,644,832 shares as of June 23, 2025.

ACUITY INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	May 31, 2025	August 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371.8	$845.8
Accounts receivable, less reserve for doubtful accounts of $2.6 and $1.9, respectively	608.6	563.0
Inventories	486.0	387.6
Prepayments and other current assets	122.6	75.1
Total current assets	1,589.0	1,871.5
Property, plant, and equipment, net	323.8	303.9
Operating lease right-of-use assets	77.8	65.6
Goodwill	1,492.6	1,098.7
Intangible assets, net	1,108.3	440.5
Deferred income taxes	21.1	2.3
Other long-term assets	33.7	32.1
Total assets	$4,646.3	$3,814.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409.0	$352.3
Current operating lease liabilities	23.3	19.2
Accrued compensation	110.2	110.1
Other current liabilities	257.0	206.3
Total current liabilities	799.5	687.9
Long-term debt	996.7	496.2
Long-term operating lease liabilities	65.6	58.1
Accrued pension liabilities	37.8	37.5
Deferred income taxes	14.3	26.0
Other long-term liabilities	148.4	130.1
Total liabilities	2,062.3	1,435.8
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.9 and 54.6 shares issued, respectively	0.5	0.5
Paid-in capital	1,143.5	1,115.9
Retained earnings	4,177.1	3,909.8
Accumulated other comprehensive loss	(114.6)	(114.9)
Treasury stock, at cost, of 24.2 and 23.8 shares, respectively	(2,622.5)	(2,532.5)
Total stockholders’ equity	2,584.0	2,378.8
Total liabilities and stockholders’ equity	$4,646.3	$3,814.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net sales	$1,178.6	$968.1	$3,136.5	$2,808.7
Cost of products sold	608.4	515.9	1,649.0	1,515.7
Gross profit	570.2	452.2	1,487.5	1,293.0
Selling, distribution, and administrative expenses	400.7	306.9	1,074.5	896.7
Special charges	29.7	—	29.7	—
Operating profit	139.8	145.3	383.3	396.3
Other expense:
Interest expense (income), net	12.1	(1.8)	15.0	(1.0)
Miscellaneous expense (income), net	2.3	(0.5)	5.8	1.2
Total other expense (income)	14.4	(2.3)	20.8	0.2
Income before income taxes	125.4	147.6	362.5	396.1
Income tax expense	27.0	33.7	79.9	92.4
Net income	$98.4	$113.9	$282.6	$303.7

Earnings per share(1):
Basic earnings per share	$3.19	$3.70	$9.14	$9.83
Basic weighted average number of shares outstanding	30.851	30.829	30.912	30.905
Diluted earnings per share	$3.12	$3.62	$8.92	$9.67
Diluted weighted average number of shares outstanding	31.565	31.477	31.673	31.420
Dividends declared per share	$0.17	$0.15	$0.49	$0.43

Comprehensive income:
Net income	$98.4	$113.9	$282.6	$303.7
Other comprehensive (loss) income items:
Foreign currency translation adjustments	27.8	0.3	(1.2)	(1.1)
Defined benefit plans, net of tax	0.5	0.5	1.5	1.8
Other comprehensive income items, net of tax	28.3	0.8	0.3	0.7
Comprehensive income	$126.7	$114.7	$282.9	$304.4
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities:
Net income	$282.6	$303.7
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	86.7	68.5
Share-based payment expense	34.0	34.9
Asset impairments	16.7	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10.4	42.5
Inventories	5.1	(1.2)
Prepayments and other current assets	(31.9)	(16.3)
Accounts payable	38.1	40.4
Other operating activities	(42.8)	(27.4)
Net cash provided by operating activities	398.9	445.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	(43.6)	(41.0)
Acquisition of business, net of cash acquired	(1,189.4)	—
Other investing activities	(16.3)	(3.6)
Net cash used for investing activities	(1,249.3)	(44.6)
Cash flows from financing activities:
Borrowings from term loan	600.0	—
Repayments of term loan borrowings	(100.0)	—
Repurchases of common stock	(91.3)	(88.7)
Proceeds from stock option exercises and other	17.5	12.0
Payments of taxes withheld on net settlement of equity awards	(24.0)	(10.4)
Dividends paid	(15.3)	(13.4)
Other financing activities	(9.3)	—
Net cash provided by (used for) financing activities	377.6	(100.5)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	1.1
Net change in cash and cash equivalents	(474.0)	301.1
Cash and cash equivalents at beginning of period	845.8	397.9
Cash and cash equivalents at end of period	$371.8	$699.0
Supplemental cash flow information:
Income taxes paid during the period	$118.3	$120.1
Interest paid during the period	$27.5	$18.7
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
Acuity Brands Lighting Segment
Our mission at Acuity Brands Lighting is to provide sustainable, inspiring, and intelligent lighting solutions that enrich communities where people live, learn, work, and play. We bring this mission to life through our strategy, which is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and to drive productivity. At Acuity Brands Lighting, our offering combines innovative luminaires with advanced electronics. Our luminaires deliver exceptional performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, ensures seamless connectivity and superior functionality. Together, these elements form the foundation of our comprehensive lighting solutions. Acuity Brands Lighting's portfolio of products includes, but is not limited to the following brands: A-LightTM, AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, nLight®, OPTOTRONIC®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM and VerjureTM.
Customers of Acuity Brands Lighting are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. Our lighting solutions are sold primarily through a network of independent sales agencies, by internal sales representatives, through electrical distributors and consumer retailers, directly to large corporate accounts, and directly to original equipment manufacturer (“OEM”) customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers.
Acuity Intelligent Spaces Segment
Our mission at Acuity Intelligent Spaces is to make spaces smarter, safer, and greener through our strategy of connecting the edge with the cloud using disruptive technologies that leverage data interoperability. Through Atrius®, Distech Controls®, and QSC®, we control how a built space operates and the experiences that happen within that space. We have a unique collection of disruptive technologies, which are delivering distinct end-user outcomes. In the future, we can continue to add to those end-user outcomes through data interoperability.
Our Atrius intelligent building software enhances the occupant experience, improves building system management, and automates labor intensive tasks while delivering operational energy efficiency and cost reductions. Our Distech Controls® building management platform includes products for controlling heating, ventilation, and air conditioning (“HVAC”), lighting, shades, and building access that deliver end-to-end optimization of those building systems. Q-SYS®, our innovative full stack audio, video and control platform, unifies data, devices, and a cloud-first architecture, empowering organizations to deliver transformative AV experiences across built spaces. QSC Audio delivers audio technology that empowers live entertainers and sound reinforcement professionals to create and deliver memorable experiences.
Acuity Intelligent Spaces goes to market primarily through system integrators and key customer verticals include retail stores, airports, universities, enterprise campuses, and hospitality among many other broad applications throughout North America, Europe, and other select international locations.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Inc. and its wholly-owned subsidiaries.
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2025, our consolidated comprehensive income for the three and nine months ended May 31, 2025 and May 31, 2024, and our consolidated cash flows for the nine months ended May 31, 2025 and May 31, 2024. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2024 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (“Form 10-K”).
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
We accounted for the acquisition of QSC in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related professional fees were expensed as incurred for $2.5 million and $21.2 million for the three and nine months ended May 31, 2025, respectively. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the preliminary fair values of the assets and liabilities obtained in connection with the QSC acquisition as of January 1, 2025 (in millions):

Purchase Price Allocation
Consideration transferred:
Cash consideration	$1,240.7

Identifiable assets:
Intangible assets(1)	697.6
Inventories	101.9
Property, plant, and equipment	27.0
Operating lease right-of-use assets	23.9
Accounts receivable	55.7
Other assets	95.2
Total identifiable assets	1,001.3

Liabilities assumed:
Accounts payable	32.6
Operating lease liabilities	24.2
Other liabilities	98.8
Total liabilities assumed	155.6

Total identifiable net assets	845.7
Goodwill	$395.0
______________________________
(1) Gross intangible assets of $697.6 million reflect estimates for definite-lived intangibles with a preliminary estimated weighted average useful life of approximately 15 years.
Assets and liabilities for QSC are reflected in the Consolidated Balance Sheets as of May 31, 2025. Approximately $300.0 million of the preliminary goodwill is expected to be deductible for tax purposes. The preliminary goodwill is recorded in the AIS segment, and it is primarily comprised of benefits related to expanding AIS’ technology and audio, video, and control solution product portfolios.
Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities, including but not limited to, intangible assets, potential liabilities, and tax-related items. These amounts are expected to change as we finalize the allocation.
Measurement period adjustments for the fiscal third quarter primarily reflected updated amounts of consideration transferred for the purchase of QSC and were reflected as adjustments to goodwill. Other measurement period adjustments, including the income statement impact to prior period results, were not material.
The operating results of QSC have been included in our consolidated financial statements since the date of acquisition. The following table provides the amount of QSC net sales and net income included within our consolidated financial statements since the acquisition date (in millions):

	May 31, 2025
	Three Months Ended	Nine Months Ended
Net sales	$172.8	$267.9
Net income(1)	7.9	6.2
____________________________________
(1) Net income for the three months ended May 31, 2025 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $19.2 million and preliminary amortization of acquired intangible assets of $11.6 million. Net income for the nine months ended May 31, 2025 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and preliminary amortization of acquired intangible assets of $19.4 million

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have included unaudited pro forma financial information to show the impacts of the QSC acquisition to our consolidated results assuming the acquisition closed as of the first day of our prior fiscal year. The unaudited pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on this date, neither is it necessarily indicative of our future results. Amounts in the table below combine our previously reported results with QSC’s results for the corresponding periods as well as adjustments for purchase accounting, accounting policy alignments, changes to our capital structure, including additional interest expense associated with borrowings to fund the acquisition, and other nonrecurring items that were incurred in connection with the acquisition, assuming they occurred as of September 1, 2023 (in millions):

	Quarter-to-Date		Year-to-Date
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue	$1,178.6	$1,107.6	$3,337.2	$3,204.0
Net income(1)	115.1	112.6	323.7	253.3
______________________________
(1) Pro forma net income for the year-to-date period ending May 31, 2024 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and acquisition-related costs of $21.2 million. We did not have any other significant nonrecurring pro forma adjustments directly attributable to the acquisition.
M3 Innovation, LLC
On May 1, 2025, we acquired certain assets of M3 Innovation, LLC (“M3 Innovation”), a sports lighting startup that uses innovative technology to lower the overall cost of the installation and operation of sports lighting solutions. The assets have been included in ABL's financial results since the date of acquisition and did not have a material impact to our consolidated financial condition, results of operations, or cash flows.
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
We utilize valuation methodologies to determine the fair values of our financial assets and liabilities in conformity with the concepts of “exit price” and the fair value hierarchy as prescribed in ASC 820. All valuation methods and assumptions are validated at least quarterly to ensure the accuracy and relevance of the fair values. There were no material changes to the valuation methods or assumptions used to determine fair values during the periods presented. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. We may from time to time be required to remeasure the carrying value of certain assets and liabilities to fair value on a nonrecurring basis. Such adjustments typically arise if we determine that certain of our assets are impaired.
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	May 31, 2025				August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$371.8	$—	$—	$371.8	$845.8	$—	$—	$845.8
Assets in fair value hierarchy	371.8	—	—	371.8	845.8	—	—	845.8
Other investments(1)				5.1				6.7
Total assets at fair value	$371.8	$—	$—	$376.9	$845.8	$—	$—	$852.5
____________________________________
(1) Includes strategic investments in privately-held entities over which we do not exercise significant influence or control and without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any.
Nonrecurring Fair Value Measurements
The following table summarizes information related to our nonrecurring fair value measurements as of the dates presented (in millions):

	Measurement Date	Fair Value Hierarchy Level	Fair Value
Long-lived intangible assets	May 31, 2025	Level 3	$—
Assets held for sale	May 31, 2025	Level 3	5.5
Total assets at nonrecurring fair value			$5.5

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-Lived Intangible Assets
During the third quarter of fiscal 2025, we took actions to accelerate productivity efforts, including the elimination of certain brands, which triggered an impairment test for the related intangible assets. Accordingly, we assessed the recoverability of these assets using an undiscounted cash flow model and concluded the carrying values of the assets were not fully recoverable. Based on the significant change in expected use of these assets, we determined their fair values were de minimis at May 31, 2025, and recorded impairment charges of $14.7 million. This charge is reflected within Special Charges on the Consolidated Statements of Comprehensive Income and relates to our ABL segment.
Long-lived Assets Held for Sale
During the third quarter of fiscal 2025, we determined one of our assets, included within property, plant, and equipment, with a carrying value of $7.5 million met the criteria to be classified as held for sale and is expected to be sold within one year. We concluded the carrying value exceeded its fair value less cost to sell of this asset, which resulted in an impairment charge of $2.0 million. This charge is reflected within Special Charges on the Consolidated Statements of Comprehensive Income and relates to our ABL segment. Fair values and costs were measured primarily using recent sales of comparable assets. As of May 31, 2025, the carrying value of the asset was $5.5 million.
Any reasonably likely change in the assumptions used in the analyses for the assets impaired during the third quarter of fiscal 2025 would not be material to our financial condition or results of operations.
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $433.0 million and $429.7 million as of May 31, 2025 and August 31, 2024, respectively.
We had $500.0 million and no borrowings outstanding under our credit agreement as of May 31, 2025 and August 31, 2024, respectively. Such borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	May 31, 2025	August 31, 2024
Raw materials, supplies, and work in process (1)	$239.5	$222.1
Finished goods	273.0	191.1
Inventories excluding reserves	512.5	413.2
Less: Reserves	(26.5)	(25.6)
Total inventories	$486.0	$387.6
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	May 31, 2025	August 31, 2024
Land	$22.0	$22.3
Buildings and leasehold improvements	229.0	218.7
Machinery, equipment, and information technology	807.6	758.7
Total property, plant, and equipment, at cost	1,058.6	999.7
Less: Accumulated depreciation and amortization	(734.8)	(695.8)
Property, plant, and equipment, net	$323.8	$303.9
As of May 31, 2025, one of our assets, included within property, plant, and equipment, with a carrying value of $5.5 million met the criteria to be classified as held for sale and is expected to be sold within one year. This asset is reflected within Prepayments and other current assets on our Consolidated Balance Sheets as of May 31, 2025. See the Fair Value Measurement footnote of the Notes to Consolidated Financial Statements for further details.
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
We recorded amortization expense for definite-lived intangible assets of $20.0 million and $10.0 million during the three months ended May 31, 2025 and May 31, 2024, respectively, and $45.5 million and $29.9 million during the nine months ended May 31, 2025 and May 31, 2024, respectively. During the nine months ended May 31, 2025, we acquired goodwill and intangible assets as part of the QSC acquisition. Refer to Acquisitions footnote of the Notes to Consolidated Financial Statements for additional information.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	Acuity Brands Lighting	Acuity Intelligent Spaces	Total
Balance at August 31, 2024	$1,015.1	$83.6	$1,098.7
Provisional amounts from acquired business	—	363.5	363.5
Adjustments to provisional amounts from acquired businesses	—	31.5	31.5
Foreign currency translation adjustments	(0.3)	(0.8)	(1.1)
Balance at May 31, 2025	$1,014.8	$477.8	$1,492.6

	Acuity Brands Lighting	Acuity Intelligent Spaces	Total
Balance at August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	(0.7)	(0.5)	(1.2)
Balance at May 31, 2024	$1,013.7	$83.0	$1,096.7
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	May 31, 2025	August 31, 2024
Customer incentive programs(1)	$38.6	$35.3
Refunds to customers(1)	32.0	28.2
Current deferred revenues(1)	20.8	17.4
Sales commissions	33.3	35.3
Freight costs	27.4	18.1
Product warranty costs(2)	27.4	28.4
Tax-related items(3)	26.6	7.1
Interest on debt(4)	6.9	2.3
Other	44.0	34.2
Total other current liabilities	$257.0	$206.3
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at May 31, 2025 and August 31, 2024.
On November 25, 2024, we entered into an amendment to the Credit Agreement that, among other things, provided for a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”), which could be drawn in a single borrowing at any time, subject to certain conditions. In connection with the acquisition of QSC, we incurred an aggregate $600.0 million in indebtedness under the Term Loan Facility. In March 2025, we repaid $100.0 million of the outstanding obligation. We had $500.0 million in borrowings outstanding under the Term Loan Facility at May 31, 2025.
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
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At May 31, 2025, we had additional borrowing capacity under the Credit Agreement of $595.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2025, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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
Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs during the periods presented (in millions):

	Nine Months Ended
	May 31, 2025	May 31, 2024
Beginning balance	$37.5	$31.6
Product warranty costs(1)	23.7	35.8
Payments and other deductions(1)	(28.0)	(30.1)
Acquired warranty liabilities	7.8	—
Ending balance	$41.0	$37.3
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2024	30.8		$0.5	$1,115.9	$3,909.8	$(114.9)	$(2,532.5)	$2,378.8
Net income	—		—	—	106.7	—	—	106.7
Other comprehensive loss	—		—	—	—	(16.8)	—	(16.8)
Share-based payment amortization, issuances, and cancellations	0.1		—	(11.0)	—	—	—	(11.0)
Employee stock purchase plan issuances	—	*	—	0.6	—	—	—	0.6
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.5)	—	—	(4.5)
Stock options exercised	0.1		—	15.0	—	—	—	15.0
Repurchases of common stock	—	*	—	—	—	—	(5.4)	(5.4)
Balance, November 30, 2024	31.0		0.5	1,120.5	4,012.0	(131.7)	(2,537.9)	2,463.4
Net income	—		—	—	77.5	—	—	77.5
Other comprehensive loss	—		—	—	—	(11.2)	—	(11.2)
Share-based payment amortization, issuances, and cancellations	—	*	—	10.9	—	—	—	10.9
Employee stock purchase plan issuances	—	*	—	0.4	—	—	—	0.4
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.5)	—	—	(5.5)
Stock options exercised	—	*	—	1.0	—	—	—	1.0
Repurchases of common stock	—	*	—	—	—	—	(16.1)	(16.1)
Balance, February 28, 2025	31.0		0.5	1,132.8	4,084.0	(142.9)	(2,554.0)	2,520.4
Net income	—		—	—	98.4	—	—	98.4
Other comprehensive income	—		—	—	—	28.3	—	28.3
Share-based payment amortization, issuances, and cancellations	—	*	—	10.2	—	—	—	10.2
Employee stock purchase plan issuances	—	*	—	0.5	—	—	—	0.5
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.3)		—	—	—	—	(68.5)	(68.5)
Balance, May 31, 2025	30.7		$0.5	$1,143.5	$4,177.1	$(114.6)	$(2,622.5)	$2,584.0
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.
* Represents shares of less than 0.1 million.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2023	31.1		$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
Net income	—		—	—	100.6	—	—	100.6
Other comprehensive loss	—		—	—	—	(1.5)	—	(1.5)
Share-based payment amortization, issuances, and cancellations	0.1		—	2.1	—	—	—	2.1
Employee stock purchase plan issuances	—	*	—	0.5	—	—	—	0.5
Cash dividends of $0.13 per share paid on common stock	—		—	—	(4.1)	—	—	(4.1)
Stock options exercised	—	*	—	1.1	—	—	—	1.1
Repurchases of common stock	(0.3)		—	—	—	—	(50.0)	(50.0)
Balance, November 30, 2023	30.9		0.5	1,070.5	3,601.9	(114.1)	(2,494.7)	2,064.1
Net income	—		—	—	89.2	—	—	89.2
Other comprehensive income	—		—	—	—	1.4	—	1.4
Share-based payment amortization, issuances, and cancellations	—	*	—	11.8	—	—	—	11.8
Employee stock purchase plan issuances	—	*	—	0.3	—	—	—	0.3
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.7)	—	—	(4.7)
Stock options exercised	—	*	—	5.1	—	—	—	5.1
Repurchases of common stock	(0.1)		—	—	—	—	(17.6)	(17.6)
Balance, February 29, 2024	30.8		0.5	1,087.7	3,686.4	(112.7)	(2,512.3)	2,149.6
Net income	—		—	—	113.9	—	—	113.9
Other comprehensive income	—		—	—	—	0.8	—	0.8
Share-based payment amortization, issuances, and cancellations	—	*	—	10.7	—	—	—	10.7
Employee stock purchase plan issuances	—	*	—	0.4	—	—	—	0.4
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.6)	—	—	(4.6)
Stock options exercised	—	*	—	4.6	—	—	—	4.6
Repurchases of common stock	(0.1)		—	—	—	—	(20.7)	(20.7)
Balance, May 31, 2024	30.7		$0.5	$1,103.4	$3,795.7	$(111.9)	$(2,533.0)	$2,254.7
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	May 31, 2025	August 31, 2024
Current deferred revenues	$20.8	$17.4
Non-current deferred revenues	38.8	41.5
Current deferred revenues primarily consist of service-type warranty and professional service fees collected prior to performing the related service as well as software licenses. Current deferred revenues are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2025 totaled $13.2 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from May 31, 2025 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Acuity Brands Lighting:
Independent sales network	$685.3	$637.1	$1,944.4	$1,874.6
Direct sales network	101.5	97.0	306.1	287.4
Retail sales	41.4	45.7	127.3	147.7
Corporate accounts	35.5	60.5	103.8	140.1
OEM and other	59.5	58.2	168.2	168.6
Total Acuity Brands Lighting	923.2	898.5	2,649.8	2,618.4
Acuity Intelligent Spaces	264.1	75.7	509.1	208.0
Eliminations	(8.7)	(6.1)	(22.4)	(17.7)
Total	$1,178.6	$968.1	$3,136.5	$2,808.7
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Share-based payment expense	$10.5	$11.8	$34.0	$34.9
Further details regarding our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 15 — Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We make at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in fixed income securities.
Service cost of net periodic pension cost is allocated between Cost of products sold and Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the function of the employee's services. All other components of net periodic pension cost are included within Miscellaneous expense (income), net in the Consolidated Statements of Comprehensive Income. Net periodic pension cost included the following components before tax for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Service cost	$1.4	$1.1	$4.1	$3.4
Interest cost	2.5	2.5	7.3	7.4
Expected return on plan assets	(2.1)	(2.1)	(6.3)	(6.5)
Recognized actuarial loss	0.6	0.8	1.9	2.4
Net periodic pension cost	$2.4	$2.3	$7.0	$6.7
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
During the third fiscal quarter of 2025, we recognized pre-tax special charges of $29.7 million. We recognized no special charges during the three and nine months ended May 31, 2024.The details of the special charges during the periods presented are summarized as follows (in millions):

	May 31, 2025
	Three Months Ended	Nine Months Ended
Impairments of long-lived assets	$16.7	$16.7
Severance and employee-related costs	7.2	7.2
Other items	5.8	5.8
Total special charges	$29.7	$29.7
As of May 31, 2025, remaining accruals related to special charges totaled $1.9 million and are included in Accrued compensation in the Consolidated Balance Sheets. These amounts related to unpaid severance and employee-related costs from our third quarter fiscal 2025 actions.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 — Other Expense
The following table summarizes the components of Other expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Interest expense (income), net:
Interest expense	$14.6	$6.3	$32.4	$19.2
Interest income	(2.5)	(8.1)	(17.4)	(20.2)
Interest expense (income), net	12.1	(1.8)	15.0	(1.0)
Miscellaneous expense (income), net:
Non-service components of net periodic pension cost	1.0	1.2	2.9	3.3
Foreign currency transaction (gain) losses	0.4	(1.4)	0.3	(0.6)
Other items	0.9	(0.3)	2.6	(1.5)
Miscellaneous expense (income), net	2.3	(0.5)	5.8	1.2
Other expense (income), net	$14.4	$(2.3)	$20.8	$0.2
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$98.4	$113.9	$282.6	$303.7
Basic weighted average shares outstanding	30.851	30.829	30.912	30.905
Common stock equivalents	0.714	0.648	0.761	0.515
Diluted weighted average shares outstanding	31.565	31.477	31.673	31.420
Basic earnings per share(1)	$3.19	$3.70	$9.14	$9.83
Diluted earnings per share(1)	$3.12	$3.62	$8.92	$9.67
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the three and nine months ended May 31, 2025 and May 31, 2024.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive loss before reclassifications	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.5	1.5
Net current period other comprehensive (loss) income	(1.2)	1.5	0.3
Balance at May 31, 2025	$(72.1)	$(42.5)	$(114.6)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive loss before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.8	1.8
Net current period other comprehensive (loss) income	(1.1)	1.8	0.7
Balance at May 31, 2024	$(66.1)	$(45.8)	$(111.9)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	May 31, 2025			May 31, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$27.8	$—	$27.8	$0.3	$—	$0.3
Actuarial losses on defined benefit pension plans	0.6	(0.1)	0.5	0.8	(0.3)	0.5
Other comprehensive income (loss)	$28.4	$(0.1)	$28.3	$1.1	$(0.3)	$0.8

	Nine Months Ended
	May 31, 2025			May 31, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(1.2)	$—	$(1.2)	$(1.1)	$—	$(1.1)
Actuarial losses on defined benefit pension plans	1.9	(0.4)	1.5	2.4	(0.6)	1.8
Other comprehensive income (loss)	$0.7	$(0.4)	$0.3	$1.3	$(0.6)	$0.7
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third fiscal quarter of 2025, we recorded $29.7 million in special charges within the ABL segment. We recognized no special charges during the three and nine months ended May 31, 2024
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net sales:
Acuity Brands Lighting	$923.2	$898.5	$2,649.8	$2,618.4
Acuity Intelligent Spaces	264.1	75.7	509.1	208.0
Eliminations(1)	(8.7)	(6.1)	(22.4)	(17.7)
Total	$1,178.6	$968.1	$3,136.5	$2,808.7

Operating profit:
Acuity Brands Lighting	$134.0	$151.5	$407.6	$421.3
Acuity Intelligent Spaces	27.4	12.5	48.1	26.9
Unallocated corporate amounts	(21.6)	(18.7)	(72.4)	(51.9)
Total	$139.8	$145.3	$383.3	$396.3
____________________________
(1) These amounts represent intersegment sales. Profit on these sales eliminates within gross profit on a consolidated basis.
The following table reconciles operating profit by segment to income before income taxes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating profit - Acuity Brands Lighting	$134.0	$151.5	$407.6	$421.3
Operating profit - Acuity Intelligent Spaces	27.4	12.5	48.1	26.9
Unallocated corporate amounts	(21.6)	(18.7)	(72.4)	(51.9)
Operating profit	139.8	145.3	383.3	396.3
Interest expense (income), net	12.1	(1.8)	15.0	(1.0)
Miscellaneous expense (income), net	2.3	(0.5)	5.8	1.2
Income before income taxes	$125.4	$147.6	$362.5	$396.1
Segment assets include accounts receivable and inventory. Total segment assets for AIS were $194.3 million and $67.6 million as of May 31, 2025 and August 31, 2024, respectively. This increase was due to the acquisition of QSC. Refer to Acquisitions footnote of the Notes to Consolidated Financial Statements for additional information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of May 31, 2025 and for the three and nine months ended May 31, 2025 and May 31, 2024. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (“Form 10-K”).
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
Our significant contractual cash requirements primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. Refer to Financing Arrangements below for a discussion of significant changes to our contractual obligations for the first nine months of fiscal 2025.
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
Cash
Our cash position at May 31, 2025 was $371.8 million, a decrease of $474.0 million from August 31, 2024. Cash generated from operating activities and cash on hand were used during the current year to partially fund the QSC, LLC (“QSC”) acquisition and our other capital allocation priorities as discussed below.
We generated $398.9 million of cash flows from operating activities during the nine months ended May 31, 2025, compared to $445.1 million in the prior-year period, a decrease of $46.2 million. Cash flows from operations decreased as increased profitability on higher net sales was offset by payments for nonrecurring items as well as higher interest expense and the timing of collections from customers.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of the terms of our various financing arrangements, including the $500.0 million aggregate principal amount of 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”), the terms of our $600.0 million five-year unsecured revolving credit facility (“Revolving Credit Facility”), and the terms of our $500.0 million unsecured term loan facility (“Term Loan Facility”) due in two years.
At May 31, 2025, our outstanding debt balance was $1.0 billion, which consisted of our Unsecured Notes and borrowings on our Term Loan Facility, compared to our cash position of $371.8 million. We were in compliance with all covenants under our financing arrangements as of May 31, 2025.
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

Summarized Balance Sheet Information	May 31, 2025	August 31, 2024
Current assets	$1,034.2	$1,517.6
Amounts due from non-guarantor affiliates	329.3	338.0
Non-current assets	1,344.8	1,337.7
Current liabilities	581.9	553.2
Non-current liabilities	1,228.4	746.5

Summarized Income Statement Information	Nine Months Ended May 31, 2025
Net sales	$2,394.6
Gross profit	1,119.5
Net income	271.6
On November 25, 2024, we entered into an amendment to our credit agreement (the “Credit Agreement”) that, among other things, provided for a delayed draw term under the Term Loan Facility of up to $600.0 million.
In January 2025, we drew the full $600.0 million on the Term Loan Facility to fund the QSC acquisition. In March 2025, we repaid $100.0 million of the outstanding obligation. We had $500.0 million in borrowings outstanding under the Term Loan Facility at May 31, 2025.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At May 31, 2025, we had additional borrowing capacity under the Credit Agreement of $595.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums. As of May 31, 2025, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $967.6 million.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $43.6 million and $41.0 million in property, plant, and equipment during the nine months ended May 31, 2025 and May 31, 2024, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2025 to date.
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
M3 Innovation
On May 1, 2025, we acquired certain assets of M3 Innovation, a sports lighting startup that uses innovative technology to lower the overall cost of the installation and operation of sports lighting solutions. The assets have been included in ABL's financial results since the date of acquisition and did not have a material impact to our consolidated financial condition, results of operations, or cash flows.
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.
Dividends
We paid dividends on our common stock of $15.3 million ($0.49 per share) and $13.4 million ($0.43 per share) during the nine months ended May 31, 2025 and May 31, 2024, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first nine months of fiscal 2025 and 2024, we repurchased approximately 0.3 million shares and 0.5 million shares of our outstanding common stock for $90.0 million and $88.3 million, respectively. Total cash outflows for share repurchases during the nine months ended May 31, 2025 and May 31, 2024 were $91.3 million and $88.7 million, respectively. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of May 31, 2025, 3.4 million shares remained available within the program to repurchase.
Recent Developments
In recent months, the U.S. government has imposed, and is considering imposing, additional tariffs and trade restrictions on certain goods produced outside of the United States, including steel and aluminum. In response to these actions, certain jurisdictions, including China, Mexico, Canada, and the European Union, have imposed, or are considering imposing, tariffs and restrictions on certain goods produced in the United States. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions and the status of certain trade agreements, including the United States, Mexico, Canada Free Trade Agreement, continues to evolve, and we cannot be certain of the outcome which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the U.S. economy. Although we have taken actions to mitigate the impacts of tariffs and trade restrictions, including pricing actions and efforts to diversify our supply chain, competitive pricing or market pressures may not allow us to pass on the additional cost of these tariffs and may adversely affect our profit margins, results of operations, and/or cash flows.
Recent increased geopolitical instability has created additional uncertainty in the marketplace. While we do not have significant operations in directly affected areas, we are unable to predict the impact of geopolitical factors on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.

Results of Operations
Third Quarter of Fiscal 2025 Compared with Third Quarter of Fiscal 2024
The following table sets forth information comparing the components of net income for the three months ended May 31, 2025 and May 31, 2024 (in millions except per-share data):

	Three Months Ended
	May 31, 2025	May 31, 2024	Increase (Decrease)		Percent Change
Net sales	$1,178.6	$968.1	$210.5		21.7%
Cost of products sold(1)	608.4	515.9	92.5		17.9%
Gross profit	570.2	452.2	118.0		26.1%
Percent of net sales	48.4%	46.7%	170	bps
Selling, distribution, and administrative expenses(2)	400.7	306.9	93.8		30.6%
Special charges	29.7	—	29.7		NM
Operating profit	139.8	145.3	(5.5)		(3.8)%
Percent of net sales	11.9%	15.0%	(310)	bps
Other expense:
Interest expense (income), net	12.1	(1.8)	13.9		NM
Miscellaneous expense (income), net	2.3	(0.5)	2.8		NM
Total other expense (income)	14.4	(2.3)	16.7		NM
Income before income taxes	125.4	147.6	(22.2)		(15.0)%
Percent of net sales	10.6%	15.2%	(460)	bps
Income tax expense	27.0	33.7	(6.7)		(19.9)%
Effective tax rate	21.5%	22.8%
Net income	$98.4	$113.9	$(15.5)		(13.6)%
Diluted earnings per share	$3.12	$3.62	$(0.50)		(13.8)%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $19.2 million in preliminary acquisition date fair value adjustments to inventory for the QSC acquisition.
(2) Fiscal 2025 includes $2.5 million in acquisition-related costs and $11.6 million in preliminary amortization of intangible assets for the QSC acquisition.
Net Sales
Net sales for the third quarter of fiscal 2025 increased $210.5 million, or 21.7%, to $1.2 billion, compared with $968.1 million in the prior-year period due primarily to an increase in sales in our Acuity Intelligent Spaces segment driven by the acquisition of QSC, which contributed $172.8 million in sales, as well as higher sales of Atrius and Distech products. Additionally, net sales increased in our Acuity Brands Lighting segment due primarily to higher net sales within the independent sales network, partially offset by lower net sales within the corporate accounts channel.
Gross Profit
Gross profit for the third quarter of fiscal 2025 increased $118.0 million, or 26.1%, to $570.2 million, compared with $452.2 million in the prior-year period, and gross profit margin increased 170 basis points to 48.4%, compared with 46.7% in prior-year period. Our gross profit increased compared with the prior period due primarily to the fall through of higher net sales, including contributions from the QSC acquisition, as well as favorable materials cost. These increases were partially offset by increased production costs, acquisition date fair value adjustments to QSC's inventory, higher costs for Asian-sourced finished goods (including freight, duties, and tariffs), and additional non-Asian tariff costs.

Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the third quarter of fiscal 2025 were $400.7 million, compared with $306.9 million in the prior-year period, an increase of $93.8 million, or 30.6%. The increase in SD&A expenses was due primarily to higher employee-related costs, including amounts from the QSC acquisition, higher selling costs associated with higher sales, higher amortization, and acquisition-related costs. Acquisition-related costs were recorded within unallocated corporate amounts.
We recorded special charges totaling $29.7 million during the third quarter of fiscal 2025, which consisted primarily of impairments of long-lived assets as well as employee severance costs related to productivity initiatives.
Operating profit for the third quarter of fiscal 2025 was $139.8 million (11.9% of net sales), compared with $145.3 million (15.0% of net sales) for the prior-year period, a decrease of $5.5 million, or 3.8%. The decrease in operating profit was due to the recognition of special charges in the current period and higher SD&A expenses, partially offset by higher gross profit.
Interest Expense (Income), net
We reported net interest expense of $12.1 million and net interest income of $1.8 million for the third quarter of fiscal 2025 and 2024, respectively. The increase in net interest expense was due primarily to interest incurred on our outstanding Term Loan Facility and lower interest-bearing cash and cash equivalent balances held during the period as a result of our purchase of QSC.
Miscellaneous Expense (Income), net
Miscellaneous expense (income), net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. We reported net miscellaneous expense of $2.3 million and net miscellaneous income of $0.5 million for the third quarter of fiscal 2025 and 2024, respectively.
Income Taxes and Net Income
Our effective income tax rate was 21.5% and 22.8% for the third quarter of fiscal 2025 and 2024, respectively. This decline was due primarily to an increase in favorable discrete items recognized in the quarter.
Net income for the third quarter of fiscal 2025 decreased $15.5 million, or 13.6%, to $98.4 million, from $113.9 million reported for the prior-year period. This decrease was due primarily to the recognition of nonrecurring special charges, higher SD&A expenses, and higher net interest expense, partially offset by higher gross profit and lower income tax expense. Diluted earnings per share for the third quarter of fiscal 2025 decreased $0.50, or 13.8%, to $3.12 compared with diluted earnings per share of $3.62 for the prior-year period. This decrease reflects lower net income as well as higher outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, Acuity Brands Lighting and Acuity Intelligent Spaces, for the three months ended May 31, 2025 and May 31, 2024 (in millions):

	Three Months Ended
	May 31, 2025	May 31, 2024	Increase (Decrease)	Percent Change
Acuity Brands Lighting:
Net sales	$923.2	$898.5	$24.7	2.7%
Operating profit	134.0	151.5	(17.5)	(11.6)%
Operating profit margin	14.5%	16.9%	(240)	bps

Acuity Intelligent Spaces:
Net sales	$264.1	$75.7	$188.4	248.9%
Operating profit	27.4	12.5	14.9	119.2%
Operating profit margin	10.4%	16.5%	(610)	bps
Acuity Brands Lighting net sales for the third quarter of fiscal 2025 increased $24.7 million, or 2.7%, to $923.2 million, compared with $898.5 million in the prior-year period. This increase was due primarily to higher net sales within the independent sales network, partially offset by a decline in the corporate accounts channel. The decline in our corporate accounts channel was due primarily to the timing of renovation activities for a large retail customer.
Operating profit for Acuity Brands Lighting was $134.0 million (14.5% of Acuity Brands Lighting net sales) for the third quarter of fiscal 2025, compared with $151.5 million (16.9% of Acuity Brands Lighting net sales) in the prior-year period, a decrease of $17.5 million. The decrease in operating profit was due primarily to the recognition of special charges. Additionally, the fall through of higher net sales and favorable materials cost was partially offset by higher production costs, higher costs for Asian-sourced finished goods (including freight, duties, and tariffs), and additional non-Asian tariff costs.
Acuity Intelligent Spaces net sales for the third quarter of fiscal 2025 increased $188.4 million, or 248.9%, to $264.1 million, compared with $75.7 million in the prior-year period. The increase in sales within the Acuity Intelligent Spaces segment is attributed primarily to the acquisition of QSC, which contributed $172.8 million in sales. Additionally, sales of Atrius and Distech products increased during the current quarter.
Operating profit for Acuity Intelligent Spaces was $27.4 million for the third quarter of fiscal 2025, compared with $12.5 million in the prior-year period, an increase of $14.9 million. This increase was due primarily to contributions from higher net sales, partially offset by additional costs related to the acquisition of QSC, including preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory and preliminary amortization of intangible assets.
First Nine Months of Fiscal 2025 Compared with First Nine Months of Fiscal 2024
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2025 and May 31, 2024 (in millions except per share data):

	Nine Months Ended
	May 31, 2025	May 31, 2024	Increase (Decrease)		Percent Change
Net sales	$3,136.5	$2,808.7	$327.8		11.7%
Cost of products sold(1)	1,649.0	1,515.7	133.3		8.8%
Gross profit	1,487.5	1,293.0	194.5		15.0%
Percent of net sales	47.4%	46.0%	140	bps
Selling, distribution, and administrative expenses(2)	1,074.5	896.7	177.8		19.8%
Special charges	29.7	—	29.7		NM
Operating profit	383.3	396.3	(13.0)		(3.3)%
Percent of net sales	12.2%	14.1%	(190)	bps
Other expense:
Interest expense (income), net	15.0	(1.0)	16.0		NM
Miscellaneous expense, net	5.8	1.2	4.6		NM
Total other expense	20.8	0.2	20.6		NM
Income before income taxes	362.5	396.1	(33.6)		(8.5)%
Percent of net sales	11.6%	14.1%	(250)	bps
Income tax expense	79.9	92.4	(12.5)		(13.5)%
Effective tax rate	22.0%	23.3%
Net income	$282.6	$303.7	$(21.1)		(6.9)%
Diluted earnings per share	$8.92	$9.67	$(0.75)		(7.8)%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $29.6 million in preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC.
(2) Fiscal 2025 includes $21.2 million in acquisition-related costs and $19.4 million in preliminary amortization of intangible assets related to the acquisition of QSC.

Net Sales
Net sales for the nine months ended May 31, 2025 increased $327.8 million, or 11.7%, to $3.14 billion compared with $2.81 billion in the prior-year due to increases in sales in both our Acuity Intelligent Spaces and Acuity Brands Lighting segments. The increase in our Acuity Intelligent Spaces segment was driven by the acquisition of QSC, which contributed $267.9 million in sales, as well higher net sales of our Atrius and Distech products. Additionally, net sales increased in our Acuity Brands Lighting segment due primarily to higher net sales within the independent sales and direct sales networks, partially offset by lower net sales within the corporate accounts and retail channels.
Gross Profit
Gross profit for the nine months ended May 31, 2025 increased $194.5 million, or 15.0%, to $1.49 billion compared with $1.29 billion in the prior-year period. Gross profit margin increased 140 basis points to 47.4% for the nine months ended May 31, 2025 compared with 46.0% in the prior-year period. Our gross profit increased compared with the prior period due primarily to the fall through of higher net sales, including contributions from the QSC acquisition, as well as favorable materials cost. These increases were partially offset by increased production costs, acquisition date fair value adjustments to QSC's inventory, higher costs for Asian-sourced finished goods (including freight, duties, and tariffs), and additional non-Asian tariff costs.
Operating Profit
SD&A expenses for the nine months ended May 31, 2025 were $1.07 billion compared with $896.7 million in the prior-year period, an increase of $177.8 million, or 19.8%. The increase in SD&A expenses was due primarily to higher employee-related costs, including amounts from the QSC acquisition, higher selling costs associated with higher sales, higher amortization, and acquisition-related costs. Acquisition-related costs were recorded within unallocated corporate amounts.
We recorded special charges totaling $29.7 million during the nine months ended May 31, 2025, which consisted primarily of impairments of long-lived assets as well as employee severance costs related to productivity initiatives.
Operating profit for the nine months ended May 31, 2025 was $383.3 million (12.2% of net sales) compared with $396.3 million (14.1% of net sales) for the prior-year period, a decrease of $13.0 million, or 3.3%. The decrease in operating profit was due to the recognition of special charges in the current period and higher SD&A expenses, partially offset by higher gross profit.
Interest Expense (Income), net
We reported net interest expense of $15.0 million and net interest income of $1.0 million for the nine months ended May 31, 2025 and May 31, 2024, respectively. The increase in net interest expense was due primarily to interest incurred on our outstanding Term Loan Facility and lower interest-bearing cash and cash equivalent balances as a result of our purchase of QSC.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $5.8 million for the nine months ended May 31, 2025 and $1.2 million for the nine months ended May 31, 2024. This year-over-year change is due primarily to a non-cash loss in the first quarter of fiscal 2025 on an investment in a privately-held entity over which we do not exercise significant influence or control.
Income Taxes and Net Income
Our effective income tax rate was 22.0% and 23.3% for the nine months ended May 31, 2025 and May 31, 2024, respectively. This decline was due primarily to an increase in favorable discrete items recognized during the period. We recognized excess tax benefits of $4.8 million and $1.8 million related to share-based payment awards during the nine months ended May 31, 2025 and May 31, 2024, respectively.
Net income for the first nine months of fiscal 2025 decreased $21.1 million, or 6.9%, to $282.6 million from $303.7 million reported for the prior-year period. This decrease was due primarily to the recognition of nonrecurring special charges, higher SD&A expenses, and higher net interest expense, partially offset by higher gross profit and lower income tax expense. Diluted earnings per share for the nine months ended May 31, 2025 decreased $0.75 to $8.92 compared with diluted earnings per share of $9.67 for the prior-year period. This decrease reflects lower net income as well as higher outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, Acuity Brands Lighting and Acuity Intelligent Spaces, for the nine months ended May 31, 2025 and May 31, 2024 (in millions):

	Nine Months Ended
	May 31, 2025	May 31, 2024	Increase (Decrease)	Percent Change
Acuity Brands Lighting:
Net sales	$2,649.8	$2,618.4	$31.4	1.2%
Operating profit	407.6	421.3	(13.7)	(3.3)%
Operating profit margin	15.4%	16.1%	(70)	bps

Acuity Intelligent Spaces:
Net sales	$509.1	$208.0	$301.1	144.8%
Operating profit	48.1	26.9	21.2	78.8%
Operating profit margin	9.4%	12.9%	(350)	bps
Acuity Brands Lighting net sales for the nine months ended May 31, 2025 increased 1.2% compared with the prior-year period due primarily to higher net sales in our independent and direct sales networks, partially offset by a decline in corporate accounts due primarily to the timing of renovation activities for a large retail customer and a decline in the retail sales channel.
Operating profit for Acuity Brands Lighting was $407.6 million (15.4% of ABL net sales) for the nine months ended May 31, 2025 compared to $421.3 million (16.1% of ABL net sales) in the prior-year period, a decrease of $13.7 million. The decrease in operating profit was due primarily to the recognition of special charges. Additionally, the fall through of higher net sales and favorable materials cost was partially offset by higher production costs, higher costs for Asian-sourced finished goods (including freight, duties, and tariffs), and additional non-Asian tariff costs.
Acuity Intelligent Spaces net sales for the nine months ended May 31, 2025 increased 144.8% compared with the prior-year period. The increase in sales is attributed primarily to the acquisition of QSC, which contributed $267.9 million in sales, as well as higher net sales of Atrius and Distech products.
Acuity Intelligent Spaces operating profit was $48.1 million for the nine months ended May 31, 2025 compared with $26.9 million in the prior-year period, an increase of $21.2 million. This increase was due primarily to contributions from higher net sales, partially offset by additional costs related to the acquisition of QSC, including preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory and preliminary amortization of intangible assets.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. The scope of our efforts to comply with the SEC rules included all of our operations except for QSC, LLC (“QSC”), which we acquired during the quarter ended February 28, 2025. SEC guidance permits management to omit an assessment of an acquired business' financial reporting from management's assessment of disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, which as discussed herein excluded the operations of QSC, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2025. QSC assets and net assets excluded from our evaluation constituted less than 7% of both total assets and net assets as of May 31, 2025. QSC net sales and pre-tax income excluded from our evaluation constituted less than 10% of both the Company's net sales and pre-tax income for the three and nine months ended May 31, 2025.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and nine months ended May 31, 2025, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of May 31, 2025, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled approximately 3.4 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended May 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/01/2025 through 3/31/2025	51,161	$268.71	51,161	3,656,574
4/01/2025 through 4/30/2025	151,018	$236.10	151,018	3,505,556
5/01/2025 through 5/31/2025	73,726	$259.01	73,726	3,431,830
Total	275,905	$248.27	275,905	3,431,830
Item 5.    Other Information
During the third quarter of fiscal 2025, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6.Exhibits
Exhibits are listed on the Index to Exhibits.

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
	(b)	Restated Certificate of Incorporation of Acuity Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
EXHIBIT 10	(a)	Acuity Inc. 2005 Supplemental Deferred Savings Plan, as amended and restated effective as of March 26, 2025.	Filed with the Commission as part of this Form 10-Q.
	(b)	Acuity Inc. 2011 Nonemployee Director Deferred Compensation Plan, (Amended and Restated Effective as of March 26, 2025).	Filed with the Commission as part of this Form 10-Q.
	(c)	Acuity Inc. Matching Gift Program.	Filed with the Commission as part of this Form 10-Q.
	(d)	Amended and Restated Acuity Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Filed with the Commission as part of this Form 10-Q.
	(e)	Acuity Inc. Short-Term Incentive Plan, as Amended and Restated Effective as of March 26, 2025.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant's Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-Q.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-Q.
EXHIBIT 104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed with the Commission as part of this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY INC.

Date:	June 26, 2025	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	June 26, 2025	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)