Form 10-K
period 2025-08-31
ACUITY INC. (DE)
filed 2025-10-27
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
__________________________________________________________
ACUITY INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $297.13 as quoted on the New York Stock Exchange on February 28, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8.9 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 30,612,970 shares as of October 23, 2025.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2026 Annual Meeting of Stockholders

ACUITY INC.

PART I

Item 1.Business.
Overview
Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. We use technology to solve problems in spaces, light, and more things to come. Through our two business segments, Acuity Brands Lighting (“ABL”) and Acuity Intelligent Spaces (“AIS”), we design, manufacture, and bring to market products and services that make a valuable difference in people’s lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and an audio, video, and control platform. We focus on customer outcomes and drive growth and productivity to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
Acuity Brands Lighting Segment
Our mission at ABL is to provide sustainable and intelligent lighting solutions that enrich communities where people live, learn, work, and play. We bring this mission to life through our strategy, which is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. At ABL, our offering combines luminaires with advanced electronics. Our luminaires deliver performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, provides connectivity and functionality. ABL's portfolio of products includes, but is not limited to the following brands: AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, FrescoTM, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, NightingaleTM, nLight®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
Customers of ABL are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. Our lighting solutions are sold primarily through a network of independent sales agencies, by internal sales representatives, through electrical distributors and consumer retailers, directly to large corporate accounts, and directly to original equipment manufacturer (“OEM”) customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers.
Acuity Intelligent Spaces Segment
Our mission at AIS is to make spaces smarter, safer, and greener through our strategy of connecting the edge with the cloud using disruptive technologies. Through Atrius®, Distech Controls®, and QSC®, we are driving productivity for people who own and manage a space and for the people who utilize a space. Atrius makes data in a space accessible, usable, and actionable. Our data platform and cloud applications for building performance and spatial intelligence aim to maximize occupant and owner experiences. Our Distech Controls intelligent Building Management Systems (“BMS”) provide management of a space through controls, sensors, and software. Our open technology includes products for heating, ventilation, and air conditioning (“HVAC”), refrigeration, lighting, shades, and building access that prioritize end-user outcomes. Q-SYS, our full-stack audio, video, and control platform, unifies data, devices, and a cloud-first architecture to deliver real-time action, experiences, and insights. QSC Audio includes audio technology that enhances experiences for live entertainers and sound reinforcement professionals.
AIS goes to market primarily through system integrators. Key customer verticals include retail stores, airports, universities, enterprise campuses, sports venues, themed entertainment, and hospitality, among many other broad applications throughout North America, Europe, and other select international locations.
Marketing
We market our product portfolio and service capabilities to customers and end users in multiple channels through a broad spectrum of marketing and promotional methods, including direct customer contact, trade shows, on-site training, print and digital advertising in industry publications, product brochures, and other literature, as well as through digital marketing and social media. We operate training and education facilities that illustrate a wide range of our solutions including lighting, lighting controls, building management systems, and audio, video, and control platforms.

Manufacturing and Distribution
We operate eighteen manufacturing facilities, including seven in Mexico, six in the United States, three in Canada, and two in Europe. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2025 by significant geographic region.

	Manufactured	Purchased	Total
United States	16%	7%	23%
Mexico	55%	2%	57%
Asia	—%	15%	15%
Others	5%	—%	5%
Total	76%	24%	100%
We operate seven manufacturing facilities in Mexico, some of which are authorized to operate as Maquiladoras under the IMMEX Program, by the Ministry of Economy of Mexico. Maquiladora status allows us to import raw materials into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years.
We operate nine distribution facilities, including six facilities in the United States, two in Canada, and one in Mexico.
During fiscal 2025, net sales initiated outside of the U.S. represented approximately 14% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or service or significant improvement to an existing product or service. We invest in product vitality, including enhancement of existing offerings, with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications that enhance building performance, enterprise operations, and personal experiences. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but the amounts do not include all new product development costs. For fiscal 2025, 2024, and 2023, R&D expenses totaled $140.2 million, $102.3 million, and $97.1 million, respectively.
Industry Overview
Our addressable market includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; lighting controls; HVAC controls; refrigeration controls; audio-video hardware, software, and systems; and building technology controls, software, and systems.

We operate in highly competitive industries that are affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, population growth, government stimulus, employment levels, credit availability, interest rates and inflation, building costs, non-residential fixed investment, freight, construction-related labor availability and costs, building occupancy rates, imports and trade, energy costs, freight costs, tariffs, commodity costs, and commodity availability. Our market is based on non-residential and residential construction, both new as well as renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available, though internal estimates based on third-party data estimate the size of the markets to be about the same. The volume of non-residential construction activity in commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting, audio-video, and building management solutions. Demand for our products is highly dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

Our market is influenced by evolving technologies. This evolution includes: the development of new or improved lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps; federal, state, and local requirements for updated energy codes; design strategies and technologies addressing intelligent buildings, occupancy experience, and sustainability; and incentives by federal, state, and local municipal authorities, as well as utility companies, for using more energy-efficient lighting and building technology solutions. We are a leading provider of integrated lighting, audio-video, and building technology solutions that utilize internally developed, licensed, or acquired intellectual property.
Competition
We experience competition based on numerous factors, including product vitality, service capabilities, price, brand name recognition, product quality, product and system design, energy efficiency, and customer relationships. Our markets are competitive and continue to evolve through acquisition and consolidation activities. Existing and new entrants continue to develop capabilities and solutions that are both complementary as well as competitive to those of traditional industry participants. Additionally, the market for artificial intelligence and software solutions is active with a wide range of competitors, from existing large companies to startup organizations. Certain global and more diversified manufacturers may provide broader offerings utilizing a combination of products and services as well as pricing benefits from the bundling of various offerings. In addition, there are competitors, including importers outside of North America, small startup companies, and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies.
Regulations
We are subject to various federal, state, and local laws and regulations that impose increasingly complex, stringent, and costly compliance activities. These laws and regulations include but are not limited to, the Clean Air Act and the Toxic Substances Control Act; the Clean Water Act; the Safe Harbor data privacy program between the U.S. and the European Union; the United States-Mexico-Canada-Free Trade Agreement (“USMCA”); regulations from the Occupational Safety and Health Administration agency; the European Union’s General Data Protection Regulation; California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964 and other federal and state labor and employment laws and regulations; the U.S. Foreign Corrupt Practices Act (“FCPA”); and the U.K. Bribery Act.
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
Raw Materials
Our production requires raw materials, including certain grades of steel and aluminum, electrical and electronic components, plastics, and other petroleum-based materials and components. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of materials, freight, tariffs, and duties on certain materials, particularly imports from outside North America, as well as disruptions in availability of raw materials, components, and sourced finished goods.
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

Intellectual Property
We own various domestic and foreign patents, copyrights, trade secrets, trademarks, and other intellectual property, which are important factors for our businesses. We rely on patent, copyright, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may take actions that infringe on our intellectual property. Further, we conduct business in countries where our intellectual property coverage may be more limited and/or our ability to enforce intellectual property rights may be difficult or impracticable. We also have licenses to certain patents and trademarks, which, if not renewed, could adversely impact our business. As of August 31, 2025, we had approximately 1,700 total patent assets including issued U.S. and foreign patents as well as pending U.S. and foreign patent applications. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.
Seasonality
Both ABL and AIS exhibit some seasonality, with net sales being affected by business days, weather and seasonal demand on construction and installation programs, particularly during the winter months, and the annual budget cycles of major customers. Historically, with certain exceptions, we have experienced our highest sales in the last two quarters of each fiscal year due to these factors.
Human Capital
We employed approximately 13,800 employees at August 31, 2025, of which approximately 4,300 were employed in the United States and approximately 8,200 were employed in Mexico. Our remaining employees were employed in other international locations including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements in place or in process cover approximately 1,300 and 6,700 employees in the United States and Mexico, respectively. Arrangements related to fewer than 100 employees in the United States will expire within the next fiscal year. Arrangements for approximately 6,600 employees in Mexico will expire within the next fiscal year, primarily due to statutory requirements of annual negotiations of union contracts. We believe that we have strong relationships with both our unionized and non-unionized employees.
A key pillar to attract, develop, and retain top talent is our focus on the growth and development of our employees. In fiscal 2025, we remained focused on development through development plans for employees, special projects, training opportunities, and other activities. Our performance management and other processes are intended to align employee aspirations, interests, performance, and experiences with the talent needs that enable the business. Managers and employees conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an employee development culture.
Investing in the development of our employees is part of our operating system and correlates to our preparedness to meet current and future strategic priorities of the business. In fiscal 2025, we continued a management effectiveness series focused on coaching to performance, which we offered through in-person events and ongoing sustainment activities. We provide on-demand, virtual, and in-person instructor led classes to help employees and customers expand their technical knowledge.
We review our compensation and benefit plans annually to ensure that we are providing competitive, contemporary, and inclusive programs so we can attract and retain the best people and support the health and well-being of our employees and their families. Based on this review, we offer a competitive total rewards package to our employees that includes base compensation, annual cash incentive programs, stock grants with service and/or performance requirements, health benefits, and/or retirement benefits commensurate with an employee's position, skill set, and experience.
We strive to ensure our employees have a safe and collaborative work environment through the inclusion of world class health and safety management practices in our business. Our management practices promote Environmental, Health & Safety (“EHS”) excellence. To achieve this standard, we have instituted an EHS Management System based on the goals and guidelines of the International Standards of Operation for Environmental Management, International Standards for Occupational Health & Safety Management, and our own guiding principles. These guidelines include identifying and controlling hazardous exposures for the prevention of injuries, preventing pollution, and complying with all relevant legal and other requirements. We review each facility’s qualitative and quantitative results, with an emphasis on leading indicators that help avoid violations, accidents, and injuries. A variety of different metrics is averaged to determine a facility’s performance, which is used to find continuous improvement opportunities.

Environmental Sustainability
We contribute to energy savings and carbon emissions reduction primarily through replacing legacy technologies with more efficient products. Our energy data management software enables users to track and report their carbon footprint. We also aim to improve raw material efficiency and operate our facilities in a more productive and environmentally responsible manner. Progress on these initiatives is communicated through our EarthLIGHT program.
Available Information
Acuity Inc. was incorporated in 2001 under the laws of the State of Delaware. Effective March 26, 2025, we changed our corporate name from Acuity Brands, Inc. to Acuity Inc. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), and proxy statements, together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link under the “Financials” heading within the “Investors” section on our website, located at www.acuityinc.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available on the Securities and Exchange Commission’s website at www.sec.gov.
Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Ethics and Business Conduct as well as our Corporate Governance Guidelines are available free of charge through the “Committee Charters and Governance Documents” link under the “Governance” heading within the “Investors” section on our website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the charters for our Audit Committee, Compensation and Management Development Committee, and Governance Committee are available free of charge through the “Committee Charters & Governance Documents” link under the “Governance” heading within the “Investors” section on our website. The Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters are available in print to any of our stockholders that request such document by contacting our Investor Relations department.

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
We compete based on numerous factors, including product vitality and service levels, as well as features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, and commodity costs. Sales of our products and services depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax and trade policy and other political uncertainties, may negatively impact new construction and renovation projects, or our ability to expand into new geographies, which in turn may impact demand for our product and service offerings.
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
In addition, there are new competitors, including small startup companies and global electronics, technology, and software companies, offering competing solutions, sometimes deploying different technologies. These competitors may vertically integrate and begin offering total solution packages that directly compete with our offerings. Certain global and more diversified electrical manufacturers as well as certain global technology and building solution providers may be able to obtain a competitive advantage, either through internal development or acquisitions, over us by providing broader offerings that utilize a combination of products and/or services, and small startup companies may offer more localized product sales and support services within individual regions.
We may be unable to sustain significant customer and/or channel partner relationships.
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of net sales during fiscal 2025, 2024, or 2023, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by external disruptions, including geopolitical and/or other conditions, to our operations.
Disruptions to our operations including, but not limited to, labor disputes, strikes, workplace violence, public health crises, pandemics and epidemics, climate change, brown outs and other power outages, earthquakes, fires, floods, extreme precipitation, explosions, terrorism, adverse weather conditions, water scarcity, cyber-attacks, civil or political disruptions, or other catastrophic events such as war, insurrection, or natural disasters, leading to production interruptions in our or one or more of our suppliers’ facilities could adversely affect us. Approximately 55% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production, delay opening a facility, or incur other disruptions due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. These types of events may negatively impact residential, commercial, and industrial spending, including construction and renovation spending as well as consumer spending on our products, in impacted regions or, depending on the severity, globally. As a result, any of such events could adversely impact us. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintain insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Current global conflicts, such as those between Russia and Ukraine as well as within the Middle East, have created substantial uncertainty in the global economy, including sanctions and penalties imposed on certain countries and persons by several governments. While we do not have operations in these locations and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows.

Company operating systems, information systems, or devices have experienced, and may experience in the future, a failure or a compromise of security, which could adversely impact our operations as well as the effectiveness of internal controls over operations and financial reporting.
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
While prior compromises of our security have not had, in the aggregate, a material impact on the Company’s operations and financial condition, the Company expects events of this nature to continue as cyber-attacks are becoming more sophisticated and frequent. As artificial intelligence (“AI”) technologies advance, new and increasingly sophisticated attack methods are emerging, including fraud involving impersonation technologies or other forms of generative automation that enhance the scale and effectiveness of cyber threats. The techniques used in such attacks change rapidly, and certain vulnerabilities or attack methods may go undetected until after they are already deployed, potentially allowing them to persist within our systems for extended periods. The Company monitors its data, information technology, and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. Refer to Part I, Item 1C. Cybersecurity for further details.
If any of our hardware, software, or automated systems are compromised, fail, or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses, or result in potential liability or reputational damage. There can be no assurance that our efforts to protect our data and information technology will prevent such compromises of security.
We also provide and maintain technology to enable lighting controls, building technology systems, and audio-video platforms. In addition to the risks noted above, there are other risks associated with these customer offerings. For example, a customer may depend on integral information from, or functionality of, our technology to support that customer’s other systems, such that a failure of our technology could impact those systems, including by loss or destruction of data. Likewise, a customer’s failure to properly configure, update, segregate, or upgrade its own network and integrations with our technology is outside of our control and could result in a failure in functionality or security of our technology.
We and certain of our third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our customers', suppliers', or other third-party's confidential, proprietary or personally identifiable information, other disruptions of our customers' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of information, it could cause significant damage to our reputation, affect relationships with our customers, employees, and others, or lead to claims against us. Such claims may result in the payment of fines, penalties, and costs and ultimately harm our business. In addition, we may incur significant costs, regulatory fines, or penalties, or be required to take actions, to protect against damage caused by these disruptions or security breaches.
Changes in data privacy laws and our ability to comply with them could adversely impact our operations
We are subject to an increasing number of evolving and uncertain data privacy and security laws and regulations that impose requirements on us and our technology prior to certain use or transfer, storing, processing, disclosure, and protection of data and prior to sale or use of certain technologies. Failure to comply with such laws and regulations could result in the imposition of fines, penalties, and other costs. New privacy and security laws are frequently enacted. Inconsistencies between the interpretation and the practical application of both existing and new laws are common across jurisdictions. Additionally, we routinely undertake contractual obligations to comply with all applicable laws, so a violation of a data privacy or security law could result in additional contractual liability.
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
We employed approximately 13,800 people as of August 31, 2025, approximately 9,300 of whom are employed in international locations. We have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 58% of our workforce. Collective bargaining agreements representing approximately 48% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
Our success is also dependent upon our ability to attract, retain, and motivate a qualified and diverse workforce, and there can be no assurance that we will be able to do so, particularly during times of increased labor costs or labor shortages. We rely upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. We have experienced intense competition for qualified and capable personnel in key markets and with key skills, and we cannot provide assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating, and retaining personnel in the future. In addition, our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due in part to sustained labor shortages and are subject to inflationary pressures on employee wages, salaries, and benefits, which have and may continue to increase labor costs and impact labor availability. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can offer. An inability to attract and retain a sufficient number of employees could adversely impact our ability to execute key operational functions.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including: defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of subcontractors and suppliers and our own systems. As we expand our service and solutions offerings, reliance on the technical infrastructure to provide services to customers will increase. If we fail to appropriately manage and secure the technical infrastructure required, customers could experience service outages or delays in the implementation of services. If we are unable to manage and mitigate these risks, we could incur liabilities and other losses.
We may be subject to risk in connection with third-party relationships necessary to operate our business.
We utilize strategic partners and third-party relationships in order to operate and grow our business. For instance, we utilize third parties for contract manufacturing of certain products, subcontract installation, and commissioning, as well as for performing certain selling, distribution, and administrative functions. We cannot control the actions or performance, including product quality, of these third parties and therefore, cannot be certain that we or our end-users will be satisfied. Any future actions of or any failure to act by any third party on which our business relies could cause us to incur losses or interruptions to our operations. In addition, we act as a general contractor in certain relationships with third parties, and as such are subject to risks applicable to general contractors.

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
We source certain components and finished goods from countries outside of the United States, some of which are subject to import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We could be adversely affected to the extent we are unable to mitigate the impacts of the tariffs.
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
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the United States-Mexico-Canada Agreement (“USMCA”), which, among other things, provide certain beneficial duties and preferential tariff treatment for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. A large portion of our sales are impacted by the USMCA. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including steel, copper, and aluminum. Increased and/or proposed tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs by China and other countries. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, the USMCA, or other international trade agreements and policies. Trade wars or other governmental actions related to tariffs or international trade agreements or policies have the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the U.S. economy or certain sectors therein, and, could adversely impact our business.
The evolution of our products, the complexity of our supply chain, and our reliance on third-party vendors such as customs brokers and freight vendors, which may not have effective processes and controls to enable us to fully and accurately comply with such requirements, could subject us to liabilities for past, present, or future periods. Such liabilities could adversely impact our business.
We continue to monitor conditions affecting our international locations, including potential changes in income from a strengthening or weakening in foreign exchange rates in relation to the U.S. dollar. Some of these risks, including but not limited to foreign exchange rates, violations of laws, and higher costs associated with changes in regulation, could adversely impact our business.
We are subject to exchange rate fluctuations, which could adversely impact our business.
We are subject to fluctuations in foreign currency exchange rates. We engage in cross-border transactions through operations in multiple countries, which increases our exposure to exchange rate volatility. Significant changes in exchange rates relative to the U.S. dollar could adversely affect our pricing competitiveness, cost structure and overall financial performance. In particular, a stronger U.S. dollar could reduce the competitiveness of our products in international markets. Conversely, a weaker U.S. dollar could raise the cost of imported inventory, materially increasing the cost of goods sold, which could adversely impact our business.

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
We may, from time to time, communicate certain initiatives, targets, and goals regarding environmental matters, diversity, responsible sourcing and social investments, and other ESG matters. These initiatives, targets, and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure thereof. Further, statements about our ESG initiatives, targets, and goals, and progress against those targets and goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions, estimates, and climate scenarios that are subject to change in the future. In addition, we could be criticized or subject to litigation for the scope or nature of such initiatives, targets, or goals, or for any revisions to such targets or goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail, or are perceived to fail, to achieve progress with respect to our ESG targets or goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected.
We have begun to incorporate artificial intelligence (“AI”) capabilities in our product offerings and operations, and challenges with properly managing the use of AI and machine learning could result in reputational harm, competitive harm, and legal liability and adversely affect our results of operations, financial condition, and/or cash flows.
We have begun incorporating AI capabilities into certain product offerings as well as utilizing AI as part of our operational processes. These features may become more important over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Many known and unknown risks related to AI exist. Currently recognized risks include issues related to accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity, and data provenance. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, we could be subject to competitive risks, potential legal liability, and reputational harm, and our business, financial condition, and results of operations may be adversely affected. The use of AI capabilities may also result in cybersecurity incidents. Any such cybersecurity incidents related to our use of AI capabilities could adversely affect our business. Finally, multiple jurisdictions have either already put in place laws and regulations governing the use of AI, or are considering such laws and regulations, and additional constraints may result from industry efforts. Compliance with these laws, regulations, and industry frameworks may limit our ability to leverage AI or require us to substantially revise our approach to its use.
Risks Related to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws, and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
We are subject to various foreign and domestic federal, state, and local laws and regulations that include but are not limited to, the Clean Air Act and the Toxic Substances Control Act; the Clean Water Act; the Safe Harbor data privacy program between the U.S. and the European Union; the USMCA; regulations from the Occupational Safety and Health Administration agency; the European Union’s General Data Protection Regulation; California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964 and other federal and state labor and employment laws and regulations; the U.S. Foreign Corrupt Practices Act (the “FCPA”); and the U.K. Bribery Act. The laws and regulations impacting us impose increasingly complex, stringent, and costly compliance activities.
Concerns regarding climate change may also lead to significant legislative and regulatory responses, including efforts to limit greenhouse gas (“GHG”) emissions. The United States Environmental Protection Agency (“EPA”) has implemented regulations that require reporting of GHG emissions or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states and other jurisdictions have already taken legal measures to reduce emissions of GHGs, primarily through the development of

GHG inventories, GHG permitting, and/or regional GHG cap-and-trade programs. It is uncertain whether, when, and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and joined the Paris Agreement.
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
Concerns regarding climate change may lead to significant legislative and regulatory responses, including efforts to limit GHG emissions. The EPA has implemented regulations that require reporting of GHG emissions or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting, and/or regional GHG cap-and-trade programs. It is uncertain whether, when, and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and joined the Paris Accord. These and other existing or potential international initiatives and regulations could affect our international operations. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of our products or operations, customers may choose more energy efficient or sustainable alternatives. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. We may also be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. It is uncertain what laws will be enacted, and therefore we cannot predict the potential impact of such laws on our future financial condition, results of operations, and cash flows.
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
Our operations are subject to income tax, sales tax, value-added tax (“VAT”), excise tax, property tax, and other taxes and assessments at federal, state, local, and international levels. Our consolidated tax obligation is driven largely by our corporate structure as well as domestic and international intercompany arrangements. We operate in several jurisdictions, including but not limited to, the United States, Mexico, Canada, Europe, and Asia. Certain jurisdictions may aggressively interpret their laws, regulations, and policies in an effort to raise additional tax revenue, and international tax authorities may seek to assert extraterritorial taxing rights on our transactions or operations.
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
Significant changes in actual investment returns on defined benefit plan assets, discount rates, and other factors could adversely affect our comprehensive income and the amount of contributions we are required to make to the defined benefit plans in future periods. As our defined benefit plan assets and liabilities are marked-to-market on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. In accordance with United States generally accepted accounting principles, the income or expense for the plans is calculated using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to defined benefit funding obligations. Unfavorable changes in these factors could adversely affect our results. Additionally, planned or actioned termination or settlement activities of any of our defined retirement benefit plans may not be approved timely, or at all, by the appropriate regulatory authorities; may result in additional non-cash charges within our results of operations as well as additional administrative costs; and/or may not yield the desired benefits.
Our business and operations are subject to interest rate risks, and changes in interest rates can reduce demand for our products and increase borrowing costs.
Rising interest rates could have a negative effect on overall economic activity, and could impair the ability of real estate developers, property owners, contractors, and system integrators to obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects and a resulting decrease in demand for our products and services. Rising interest rates could also impair our customers’ ability to repay obligations to us. Additionally, rising interest rates may increase our cost of capital, which could have material adverse effects on our financial condition and cash flows.
Item 1B.Unresolved Staff Comments.
None.
Item 1C.Cybersecurity.
Our management and Board of Directors recognize the importance of maintaining the capacity, reliability, and security of our information technology environment and data security infrastructure. Both management and the Board of Directors are actively involved in our enterprise risk management process, which specifically identifies cybersecurity as a key risk to us. To address cybersecurity risk, we have instituted policies, processes, and internal controls aligned with the framework established by the Secure Controls Framework, a meta-framework that reflects the standards of multiple security frameworks including those of the National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (“ISO”). The focus of our cybersecurity program is to preserve the confidentiality, security, and availability of our systems and data, mitigate cybersecurity threats, and effectively respond to and recover from cybersecurity incidents when they occur.
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
In addition to board oversight and the presence of a cybersecurity team, we provide all applicable employees and contractors with cybersecurity awareness training and testing on an annual basis. We also deploy phishing exercises to all applicable employees and select contractors, as well as targeted phishing training to select employees and contractors, on a quarterly basis. Our product development teams keep current through specialized training on secure development practices for firmware, software, and hardware. Our training programs are designed to educate our employees on current cybersecurity risks and the programs we have in place that are designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee of the Board of Directors when appropriate.

Item 2.Properties.
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories by which reportable segment, Acuity Brands Lighting (“ABL”) or Acuity Intelligent Spaces (“AIS”), the facility primarily benefits as of August 31, 2025:

	ABL		AIS		Corporate	Total
Nature of Facilities	Owned	Leased	Owned	Leased	Leased	Owned	Leased
Manufacturing facilities	10	5	2	1	—	12	6
Warehouses	—	—	—	1	—	—	1
Distribution centers	2	6	—	1	—	2	7
Offices	3	8	—	25	1	3	34
Total	15	19	2	28	1	17	48

The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2025:

	United States	Mexico	Europe	Canada	Total
ABL:
Owned	4	5	1	—	10
Leased	1	2	—	2	5
Total	5	7	1	2	15

AIS:
Owned	—	—	1	1	2
Leased	1	—	—	—	1
Total	1	—	1	1	3
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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 23, 2025, there were 1,575 stockholders of record.
The timing, declaration, and payment of future dividends to holders of our common stock will depend upon many factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition, and other factors that our Board of Directors may deem relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 21, 2026, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of August 31, 2025, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.3 million shares. The following table reflects activity related to equity securities we repurchased during the three months ended August 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/01/2025 through 6/30/2025	47,130	$272.58	47,130	3,384,700
7/01/2025 through 7/31/2025	32,654	$296.85	32,654	3,352,046
8/01/2025 through 8/31/2025	12,675	$315.88	12,675	3,339,371
Total	92,459	$287.09	92,459	3,339,371

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2025, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Inc., the S&P Midcap 400 Index,
the Dow Jones U.S. Electrical Components & Equipment Index,
and the Dow Jones U.S. Building Materials & Fixtures Index

350
300
250
200
150
100
50
0
Aug-20
Aug-21
Aug-22
Aug-23
Aug-24
Aug-25
Acuity Inc.
S&P Midcap 400 Index
Dow Jones U.S. Electrical Components & Equipment Index
Dow Jones U.S. Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2020 in stock or index, including reinvestment of dividends.

	Aug-20	Aug-21	Aug-22	Aug-23	Aug-24	Aug-25

Acuity Inc.	$100	$170	$151	$149	$236	$303
S&P Midcap 400 Index	100	145	130	144	171	182
Dow Jones U.S. Electrical Components & Equipment Index	100	145	128	155	188	272
Dow Jones U.S. Building Materials & Fixtures Index	100	158	124	157	213	231
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries for the fiscal years ended August 31, 2025 and 2024. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.
A discussion of the year ended August 31, 2024 compared to the year ended August 31, 2023 can be found within Part II, Item 7. Management's Discussion and Analysis within our fiscal 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2024.
Overview
Company
Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. Effective March 26, 2025, we changed our corporate name from Acuity Brands, Inc. to Acuity Inc. We use technology to solve problems in spaces, light, and more things to come. Through our two business segments, Acuity Brands Lighting (“ABL”) and Acuity Intelligent Spaces (“AIS”), we design, manufacture, and bring to market products and services that make a valuable difference in people’s lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and an audio, video, and control platform. We focus on customer outcomes and drive growth and productivity to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
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
Our significant contractual cash requirements as of August 31, 2025 primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Further details on our borrowings and operating lease liabilities are outlined in the Debt and Lines of Credit, Leases, and Subsequent Event footnotes of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K.
Contractual purchase obligations subsequent to August 31, 2025 include $323.3 million in fiscal 2026. Contractual purchase obligations beyond fiscal 2026 are not significant.
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
Cash
Our cash position at August 31, 2025 was $422.5 million, a decrease of $423.3 million from August 31, 2024. Cash generated from operating activities and cash on hand were used during the current year to partially fund the QSC, LLC (“QSC”) acquisition and our other capital allocation priorities as discussed below.
We generated $601.4 million of cash flows from operating activities during fiscal 2025 compared with $619.2 million in the prior-year period, a decrease of $17.8 million. Cash flows from operations decreased as payments for acquisition-related costs, higher interest, and increased purchases of inventory were partially offset by the timing of collections from customers.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for discussion of the terms of our various financing arrangements, including the 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”), the terms of our five-year unsecured revolving credit facility (“Revolving Credit Facility”), and the terms of our unsecured term loan facility (“Term Loan Facility”) due June 27, 2027.
At August 31, 2025, our outstanding debt balance was $896.8 million, which consisted of our Unsecured Notes and borrowings on our Term Loan Facility, compared to our cash position of $422.5 million. We were in compliance with all covenants under our financing arrangements as of August 31, 2025.
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

Summarized Balance Sheet Information	August 31, 2025	August 31, 2024
Current assets	$1,068.2	$1,517.6
Current assets due from non-guarantor affiliates	303.5	338.0
Non-current assets	1,369.4	1,337.7
Current liabilities	604.0	553.2
Non-current liabilities	1,138.4	746.5

Summarized Income Statement Information	Year Ended August 31, 2025
Net sales	$3,326.2
Gross profit	1,503.1
Net income	348.3
On November 25, 2024, we entered into an amendment to our credit agreement (the “Credit Agreement”) that, among other things, provided for a delayed draw term under the Term Loan Facility of up to $600.0 million. In January 2025, we drew the full $600.0 million on the Term Loan Facility to fund the QSC acquisition. During fiscal 2025, we voluntarily repaid $200.0 million of the outstanding obligation. We had $400.0 million in borrowings outstanding under the Term Loan Facility at August 31, 2025.
At August 31, 2025, we had additional borrowing capacity under the Credit Agreement of $595.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums. As of August 31, 2025, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $1.0 billion.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $68.4 million and $64.0 million in property, plant, and equipment in fiscal 2025 and 2024, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2025.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions. Refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for more information.

QSC, LLC
On January 1, 2025, we acquired all of the equity interests of QSC, a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.2 billion. This acquisition expands AIS into a cloud-manageable audio, video, and control platform that includes controls, sensors, and software with broad applications across multiple end-markets including education, commercial, hospitality, government, healthcare, and transportation. We funded the transaction using cash on hand and proceeds from our Term Loan Facility. The operating results, assets, liabilities, and cash flows of QSC have been included in our consolidated financial statements since the date of acquisition.
M3 Innovation, LLC
On May 1, 2025, we acquired certain assets of M3 Innovation, LLC, a sports lighting startup that uses innovative technology to lower the overall cost of the installation and operation of sports lighting solutions. The assets have been included in ABL's financial results since the date of acquisition and did not have a material impact to our financial condition, results of operations, or cash flows.
Dividends
We paid dividends on our common stock of $20.6 million ($0.66 per share) in fiscal 2025 and $18.2 million ($0.58 per share) in fiscal 2024. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly with consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During fiscal 2025, we repurchased approximately 0.4 million shares of our outstanding common stock for $117.1 million. Total cash outflows for share repurchases during fiscal 2025 were $118.5 million. During fiscal 2024, we repurchased 0.5 million shares of our outstanding common stock for $87.8 million. Total cash outflows for share repurchases during fiscal 2024 were $88.7 million. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.
On January 25, 2024, the Board approved an increase of three million shares to the maximum number of shares that may yet be repurchased under the share repurchase program. As of August 31, 2025, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.3 million shares.

Results of Operations
The following is a discussion of our results of operations in fiscal 2025 compared to fiscal 2024. A discussion of our fiscal 2024 results of operations compared to fiscal 2023 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our fiscal 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2024.
The following table sets forth information comparing the components of net income for the year ended August 31, 2025 with the year ended August 31, 2024 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2025	2024	(Decrease)		Change
Net sales	$4,345.6	$3,841.0	$504.6		13.1%
Cost of products sold	2,267.1	2,059.3	207.8		10.1%
Gross profit	2,078.5	1,781.7	296.8		16.7%
Percent of net sales	47.8%	46.4%	140	bps
Selling, distribution, and administrative expenses	1,484.9	1,228.4	256.5		20.9%
Special charges	29.7	—	29.7		NM
Operating profit	563.9	553.3	10.6		1.9%
Percent of net sales	13.0%	14.4%	(140)	bps
Other expense:
Interest expense (income), net	22.0	(4.5)	26.5		NM
Miscellaneous expense, net	41.7	9.2	32.5		NM
Total other expense	63.7	4.7	59.0		NM
Income before income taxes	500.2	548.6	(48.4)		(8.8)%
Percent of net sales	11.5%	14.3%	(280)	bps
Income tax expense	103.6	126.0	(22.4)		(17.8)%
Effective tax rate	20.7%	23.0%
Net income	$396.6	$422.6	$(26.0)		(6.2)%
Diluted earnings per share	$12.53	$13.44	$(0.91)		(6.8)%
NM - not meaningful
Net Sales
Net sales of $4.35 billion for the year ended August 31, 2025 increased by $504.6 million, or 13.1%, compared with the prior-year period due primarily to increases in sales in both our AIS and ABL segments. The increase in our AIS segment was driven by the acquisition of QSC, which contributed $428.6 million in sales, as well higher net sales of our Atrius and Distech products. Additionally, net sales increased in our ABL segment due primarily to higher net sales within the independent sales and direct sales networks, partially offset by lower net sales within the corporate accounts and retail channels.
Gross Profit
Gross profit for the year ended August 31, 2025 increased $296.8 million, or 16.7%, to $2.08 billion compared with $1.78 billion for the prior year. Our gross profit increased compared with the prior period due primarily to the fall through of higher net sales, including contributions from the QSC acquisition, as well as favorable materials costs. These increases were partially offset by increased production costs, higher tariffs, and acquisition-date fair value adjustments to QSC's inventory.
Operating Profit
Selling, distribution, and administrative (“SD&A”) expenses for the year ended August 31, 2025 were $1.48 billion compared with $1.23 billion in the prior year, an increase of $256.5 million, or 20.9%. The increase in SD&A expenses was due primarily to higher selling costs associated with higher sales and higher employee-related costs. The increase was also due to amounts related to the QSC acquisition, including higher employee-related costs, higher amortization from acquired intangibles, and acquisition-related costs. Acquisition-related costs were recorded within unallocated corporate amounts.

We recorded special charges totaling $29.7 million for the year ended August 31, 2025, which consisted primarily of impairments of long-lived assets as well as employee severance costs related to productivity initiatives. Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for further details.
Operating profit for the year ended August 31, 2025 was $563.9 million (13.0% of net sales) compared with $553.3 million (14.4% of net sales) for the prior fiscal year, an increase of $10.6 million, or 1.9%. The increase in operating profit was due primarily to higher gross profit, partially offset by higher SD&A expenses and nonrecurring fiscal 2025 special charges.
Interest Expense (Income), net
We reported net interest expense of $22.0 million and net interest income of $4.5 million for the years ended August 31, 2025 and 2024, respectively. The increase in net interest expense was due primarily to interest incurred on our outstanding Term Loan Facility and lower interest-bearing cash and cash equivalent balances as a result of our purchase of QSC.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $41.7 million in fiscal 2025 compared with $9.2 million in fiscal 2024. This year-over-year change was due primarily to the recognition of $30.9 million for non-cash pension settlement charges in the fourth quarter of fiscal 2025.
The details of the pension settlement charges are described in the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 20.7% and 23.0% for the years ended August 31, 2025 and 2024, respectively. This reduction was due primarily to a one-time $8.2 million tax benefit related to the expiration of the statute in fiscal 2025 of limitations on tax reserves for uncertain tax positions. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for fiscal 2025 decreased $26.0 million, or 6.2%, to $396.6 million from $422.6 million reported for the prior year. This decrease was due primarily to the recognition of non-cash pension settlement charges, nonrecurring special charges, higher SD&A expenses, and higher net interest expense, partially offset by higher gross profit and lower income tax expense.
Diluted earnings per share for fiscal 2025 was $12.53 compared with $13.44 for the prior-year period, a decrease of $0.91, or 6.8%. This decrease reflects lower net income as well as higher outstanding diluted shares.

Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the year ended August 31, 2025 with the year ended August 31, 2024 (in millions):

	Year Ended August 31,
	2025	2024	Increase (Decrease)	Percent Change
ABL:
Net sales	$3,612.2	$3,573.4	$38.8	1.1%
Gross profit	1,654.5	1,612.5	42.0	2.6%
Operating profit	590.6	582.8	7.8	1.3%

Gross profit margin	45.8%	45.1%	70	bps
Operating profit margin	16.4%	16.3%	10	bps

AIS:
Net sales	$764.3	$291.9	$472.4	161.8%
Gross profit	424.0	169.2	254.8	150.6%
Operating profit	76.1	43.6	$32.5	74.5%

Gross profit margin	55.5%	58.0%	(250)	bps
Operating profit margin	10.0%	14.9%	(490)	bps
ABL net sales for the year ended August 31, 2025 increased 1.1% compared with the prior-year period due primarily to higher net sales in our independent and direct sales networks, partially offset by a decline in corporate accounts due primarily to the timing of renovation activities for a large customer and a decline in the retail sales channel.
ABL gross profit was $1.7 billion (45.8% of ABL net sales) for the year ended August 31, 2025 compared with $1.6 billion (45.1% of ABL net sales) in the prior year, an increase of $42.0 million. The increase in gross profit was due primarily to fall through of higher net sales and favorable materials cost. These increases were partially offset by higher production and tariff costs.
ABL operating profit was $590.6 million (16.4% of ABL net sales) for the year ended August 31, 2025 compared with $582.8 million (16.3% of ABL net sales) in the prior year, an increase of $7.8 million. The increase in operating profit was primarily due to higher gross profit, partially offset by the recognition of nonrecurring special charges and higher selling costs associated with higher sales.
AIS net sales for the year ended August 31, 2025 increased $472.4 million or 161.8% compared with the prior-year period due primarily to the acquisition of QSC, which contributed $428.6 million in sales, as well as higher net sales of Atrius and Distech products.
AIS gross profit was $424.0 million (55.5% of AIS net sales) for the year ended August 31, 2025 compared with $169.2 million (58.0% of AIS net sales) in the prior-year period, an increase of $254.8 million. The increase in gross profit was due primarily to fall through of higher net sales, including contributions from the QSC acquisition. These increases were partially offset by preliminary pre-tax fair value adjustments to QSC's inventory and higher tariffs.

AIS operating profit was $76.1 million (10.0% of AIS net sales) for the year ended August 31, 2025 compared with $43.6 million (14.9% of AIS net sales) in the prior-year period, an increase of $32.5 million. This increase primarily reflects higher gross profit, partially offset by higher SD&A costs due primarily to contributions from the QSC acquisition. AIS's operating results also include preliminary pre-tax fair value adjustments to inventory and amortization of intangible assets related to the QSC acquisition.
Accounting Standards Adopted in Fiscal 2025 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

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
We also maintain one-time or on-going marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. Generally, these provisions are recorded as reductions of revenue and are estimated based on customer agreements, historical trends, expected demand, or specific notification of pending returns. Although historical experience has generally been within expectations, there can be no assurance that future rebates, sales incentives, product returns, discounts, and marketing and trade-promotion programs will not exceed historical amounts. A significant increase in these activities could have a material adverse impact on our operating results in the future.
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
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition-date fair values of identifiable assets acquired and liabilities assumed requires estimates and a significant amount of management judgment and may involve third-party specialists. Generally, the assets requiring the most judgment are identified intangible assets, which are generally valued using an income, replacement cost, market comparable, or other approach.
For the QSC acquisition, we used an income approach to value significant acquired intangible assets. We used a relief-from royalty method for trade names, a distributor model for customer relationships, and a multi-period excess earnings method for developed technology and patents. Significant assumptions used in these models included projected revenues, attrition rates, hypothetical royalty rates, hypothetical distributor margins, projected obsolescence factors, and/or relevant discount rates.
Although we believe our estimates of acquisition-date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the intangible assets acquired.
Please refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for additional information.
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
An assessment of our goodwill and indefinite-lived intangible assets for impairment considers the use of significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and Company-specific qualitative factors, projected future net sales, operating results, and cash flows. Under a quantitative assessment, fair values for goodwill and indefinite-lived intangible assets are estimated using discounted future cash flows or another appropriate fair value method. We currently believe that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable. However, future differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates, or theoretical royalty rates for indefinite-lived intangible assets, used could require us to record additional non-cash impairment charges to earnings for the write-down in the value of such assets. Such charges could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.
Goodwill
As of June 1, 2025, the current fiscal year testing date, we performed a qualitative analysis to assess goodwill for impairment. Our qualitative analysis considered and assessed external factors for each reporting unit such as macroeconomic, industry, cost, and market conditions as well as Company-specific factors, including but not limited to, our actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for each of our four reporting units. Thus, no quantitative test was required for our $1.5 billion of goodwill.
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

Indefinite-Lived Intangible Assets
As of June 1, 2025, the current fiscal year testing date, we held eight indefinite-lived intangible assets with an aggregate carrying value of $132.5 million. For fiscal 2025, we performed a qualitative analysis to assess our indefinite-lived intangible assets for impairment. Our qualitative analysis considered and assessed external factors such as macroeconomic, industry, cost, and market conditions as well as asset-specific factors, such as each trade name's actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for all of the indefinite-lived intangible assets, and no quantitative test for these assets was required. We last performed a quantitative analysis in fiscal 2023 for the trade names and concluded that any reasonably likely change in the assumptions used in those analyses, including revenue growth rates, discount rates, long-term growth rates, or implied royalty rates would not result in an impairment.
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
Interest Rates
Interest rate fluctuations expose variable-rate debt of the organization to changes in interest expense and cash flows. As of August 31, 2025, our long-term debt consisted of fixed-rate senior unsecured notes and variable-rate borrowings on the term loan facility. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt. However, a 10% increase in market interest rates at August 31, 2025 would have decreased the estimated fair value of our senior unsecured notes by approximately $9.6 million. As of August 31, 2025, we had $400.0 million borrowings outstanding on our credit facility. A hypothetical increase in interest rates of 10% would increase the annual interest expense on this outstanding debt by approximately $2.2 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.

Foreign Exchange Rates
The majority of our net sales, expense, and capital purchases are transacted in U.S. dollars. Our primary exposure with respect to foreign exchange rate fluctuation exists due to the translation of foreign operations' results into U.S. Dollars, with our largest exposures in Mexico and Canada, and, to a lesser extent, in Europe. Based on fiscal 2025 performance, a hypothetical depreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would negatively impact operating profit by approximately $3.0 million, while a hypothetical 10% appreciation in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating profit by approximately $3.7 million. In addition to products and services sold in Mexico, a significant portion of the goods sold in the United States are manufactured in Mexico. A hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $23.0 million, while a hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profit by approximately $28.1 million. The individual impacts to the operating profit of hypothetical currency fluctuations in the Canadian dollar and Mexican peso have been calculated assuming no changes to functional currency amounts and in isolation from any potential responses to address such exchange rate changes in our foreign markets.
Our exposure to foreign currency risk related to our operations in Europe is immaterial and has been excluded from this analysis.

Item 8.     Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
ACUITY INC.
The management of Acuity Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2025, the Company’s internal control over financial reporting is effective.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired business of QSC, LLC (“QSC”), which is included in the Company’s consolidated financial statements as of August 31, 2025 and for the period from the acquisition date of January 1, 2025 through August 31, 2025. As of August 31, 2025, QSC assets and net assets after excluding acquired goodwill and intangible assets constituted 7% of both the Company’s consolidated total assets and net assets. For the year ended August 31, 2025, QSC net sales and pre-tax income constituted 10% of the Company's net sales and 4% of the Company's pre-tax income, respectively.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on its audit of the Company’s internal control over financial reporting. This report dated October 27, 2025 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe Chairman, President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Acuity Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Inc. (the Company) as of August 31, 2025 and 2024, the related consolidated statements of comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 27, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of QSC, LLC – Valuation of Developed Technology

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company acquired QSC, LLC (QSC) on January 1, 2025, for cash consideration of approximately $1.2 billion. The Company accounted for the acquisition of QSC as a business combination. The acquisition date fair value of the acquired developed technology intangible assets was $434.0 million, substantially all of which was Q-SYS, an audio, video, and control platform.

Auditing the Company’s accounting for the Q-SYS developed technology intangible asset was complex due to estimation uncertainty and subjectivity involved in the Company’s determination of fair value. The Company determined the fair value of the Q-SYS developed technology intangible asset based on a multi-period excess earnings method income approach. The estimation uncertainty was primarily due to the sensitivity of the Q-SYS developed technology intangible asset fair value to underlying assumptions about the future performance of QSC. The significant assumptions used to estimate the fair value of the Q-SYS developed technology intangible asset were projected revenues and the discount rate. These significant assumptions include forward-looking considerations and were based on expectations of future economic and market conditions.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of internal controls over the Company’s estimation process supporting the fair value of Q-SYS developed technology intangible asset. For example, we tested management’s review controls over the significant assumptions described above along with the completeness and accuracy of the data utilized in the fair value estimates.

Our audit procedures related to the estimated fair value of the Q-SYS developed technology intangible asset included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and significant assumptions used by management to determine the fair value estimates. We compared the significant assumptions to historical and current industry, market and economic trends, as well as historical results of QSC and guideline companies within the same industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Atlanta, Georgia
October 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Acuity Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Acuity Inc.’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of QSC, LLC (QSC), which is included in the 2025 consolidated financial statements of the Company and constituted 7% of total assets and net assets, excluding the acquired value of goodwill and other intangible assets, as of August 31, 2025 and 10% and 4% of net sales and pre-tax income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of QSC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2025, and the related notes and our report dated October 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
October 27, 2025

ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	August 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$422.5	$845.8
Accounts receivable, less reserve for doubtful accounts of $4.3 and $1.9, respectively	593.9	563.0
Inventories	526.7	387.6
Prepayments and other current assets	108.4	75.1
Total current assets	1,651.5	1,871.5
Property, plant, and equipment, net	343.2	303.9
Operating lease right-of-use assets	97.4	65.6
Goodwill	1,495.5	1,098.7
Intangible assets, net	1,099.0	440.5
Deferred income taxes	23.4	2.3
Other long-term assets	45.2	32.1
Total assets	$4,755.2	$3,814.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454.5	$352.3
Current operating lease liabilities	23.3	19.2
Accrued compensation	110.0	110.1
Other current liabilities	258.0	206.3
Total current liabilities	845.8	687.9
Long-term debt	896.8	496.2
Long-term operating lease liabilities	84.3	58.1
Accrued pension liabilities	39.2	37.5
Deferred income taxes	24.9	26.0
Other long-term liabilities	139.3	130.1
Total liabilities	2,030.3	1,435.8
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 54.9 and 54.6 issued, respectively	0.5	0.5
Paid-in capital	1,164.7	1,115.9
Retained earnings	4,285.8	3,909.8
Accumulated other comprehensive loss	(76.5)	(114.9)
Treasury stock, at cost — 24.2 and 23.8 shares, respectively	(2,649.6)	(2,532.5)
Total stockholders’ equity	2,724.9	2,378.8
Total liabilities and stockholders’ equity	$4,755.2	$3,814.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2025	2024	2023
Net sales	$4,345.6	$3,841.0	$3,952.2
Cost of products sold	2,267.1	2,059.3	2,239.0
Gross profit	2,078.5	1,781.7	1,713.2
Selling, distribution, and administrative expenses	1,484.9	1,228.4	1,212.9
Special charges	29.7	—	26.9
Operating profit	563.9	553.3	473.4
Other expense:
Interest expense (income), net	22.0	(4.5)	18.9
Miscellaneous expense, net	41.7	9.2	7.8
Total other expense	63.7	4.7	26.7
Income before income taxes	500.2	548.6	446.7
Income tax expense	103.6	126.0	100.7
Net income	$396.6	$422.6	$346.0

Earnings per share(1):
Basic earnings per share	$12.85	$13.68	$10.88
Basic weighted average number of shares outstanding	30.859	30.885	31.806
Diluted earnings per share	$12.53	$13.44	$10.76
Diluted weighted average number of shares outstanding	31.641	31.445	32.164
Dividends declared per share	$0.66	$0.58	$0.52

Comprehensive income:
Net income	$396.6	$422.6	$346.0
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	10.8	(5.9)	8.5
Defined benefit plans, net of tax	27.6	3.6	4.7
Other comprehensive income (loss) items, net of tax	38.4	(2.3)	13.2
Comprehensive income	$435.0	$420.3	$359.2
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$396.6	$422.6	$346.0
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	133.1	91.1	93.2
Pension settlement loss	30.9	—	—
Share-based payment expense	45.1	46.6	42.0
Asset impairments	16.7	3.0	20.8
Deferred income taxes	(45.0)	(33.6)	(47.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	26.3	(8.7)	114.6
Inventories	(34.2)	(16.3)	115.2
Prepayments and other current assets	(14.3)	(3.0)	21.4
Accounts payable	64.4	66.2	(110.5)
Other operating activities	(18.2)	51.3	(16.8)
Net cash provided by operating activities	601.4	619.2	578.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	(68.4)	(64.0)	(66.7)
Acquisitions of businesses, net of cash acquired	(1,189.4)	—	(35.5)
Other investing activities	(22.9)	(1.1)	11.5
Net cash used for investing activities	(1,280.7)	(65.1)	(90.7)
Cash flows from financing activities:
Repayments on credit facility, net of borrowings	—	—	(18.0)
Borrowings from term loan	600.0	—	—
Repayments of term loan borrowings	(200.0)	—	—
Repurchases of common stock	(118.5)	(88.7)	(266.6)
Proceeds from stock option exercises and other	28.4	13.5	2.7
Payments of taxes withheld on net settlement of equity awards	(24.6)	(11.1)	(14.2)
Dividends paid	(20.6)	(18.2)	(16.8)
Other financing activities	(9.3)	—	—
Net cash provided by (used for) financing activities	255.4	(104.5)	(312.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.7)	0.2
Net change in cash and cash equivalents	(423.3)	447.9	174.7
Cash and cash equivalents at beginning of year	845.8	397.9	223.2
Cash and cash equivalents at end of year	$422.5	$845.8	$397.9
Supplemental cash flow information:
Income taxes paid	$151.8	$155.7	$147.2
Interest paid	$40.5	$24.4	$27.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions except per-share data)

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2022	32.5		$0.5	$1,036.3	$3,176.2	$(125.8)	$(2,175.4)	$1,911.8
Net income	—		—	—	346.0	—	—	346.0
Other comprehensive income, net of tax	—		—	—	—	13.2	—	13.2
Share-based payment amortization, issuances, and cancellations	0.2		—	27.8	—	—	—	27.8
Employee stock purchase plan issuances	—	*	—	1.5	—	—	—	1.5
Cash dividends of $0.52 per share paid on common stock	—		—	—	(16.8)	—	—	(16.8)
Stock options exercised	—	*	—	1.2	—	—	—	1.2
Repurchases of common stock	(1.6)		—	—	—	—	(269.3)	(269.3)
Balance, August 31, 2023	31.1		0.5	1,066.8	3,505.4	(112.6)	(2,444.7)	2,015.4
Net income	—		—	—	422.6	—	—	422.6
Other comprehensive loss, net of tax	—		—	—	—	(2.3)	—	(2.3)
Share-based payment amortization, issuances, and cancellations	0.1		—	35.6	—	—	—	35.6
Employee stock purchase plan issuances	—	*	—	1.5	—	—	—	1.5
Cash dividends of $0.58 per share paid on common stock	—		—	—	(18.2)	—	—	(18.2)
Stock options exercised	0.1		—	12.0	—	—	—	12.0
Repurchases of common stock	(0.5)		—	—	—	—	(87.8)	(87.8)
Balance, August 31, 2024	30.8		0.5	1,115.9	3,909.8	(114.9)	(2,532.5)	2,378.8
Net income	—		—	—	396.6	—	—	396.6
Other comprehensive income, net of tax	—		—	—	—	38.4	—	38.4
Share-based payment amortization, issuances, and cancellations	0.2		—	20.4	—	—	—	20.4
Employee stock purchase plan issuances	—	*	—	1.9	—	—	—	1.9
Cash dividends of $0.66 per share paid on common stock	—		—	—	(20.6)	—	—	(20.6)
Stock options exercised	0.1		—	26.5	—	—	—	26.5
Repurchases of common stock	(0.4)		—	—	—	—	(117.1)	(117.1)
Balance, August 31, 2025	30.7		$0.5	$1,164.7	$4,285.8	$(76.5)	$(2,649.6)	$2,724.9
______________________________
(1) Share activity and balances above calculated using rounded numbers.
* Represents shares of less than 0.1 million.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation
Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) is a market-leading industrial technology company. Effective March 26, 2025, we changed our corporate name from Acuity Brands, Inc. to Acuity Inc. We use technology to solve problems in spaces, light, and more things to come. Through our two business segments, Acuity Brands Lighting (“ABL”) and Acuity Intelligent Spaces (“AIS”), we design, manufacture, and bring to market products and services that make a valuable difference in people’s lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and an audio, video, and control platform. We focus on customer outcomes and drive growth and productivity to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
Acuity Brands Lighting Segment
Our mission at ABL is to provide sustainable and intelligent lighting solutions that enrich communities where people live, learn, work, and play. We bring this mission to life through our strategy, which is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. At ABL, our offering combines luminaires with advanced electronics. Our luminaires deliver performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, provides connectivity and functionality. ABL's portfolio of products includes, but is not limited to the following brands: AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, FrescoTM, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, NightingaleTM, nLight®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
Customers of ABL are located in North America and select international markets that serve new construction, renovation and retrofit, and maintenance and repair applications. Our lighting solutions are sold primarily through a network of independent sales agencies, by internal sales representatives, through electrical distributors and consumer retailers, directly to large corporate accounts, and directly to original equipment manufacturer (“OEM”) customers. Products are delivered directly from our manufacturing facilities or through a network of distribution centers.
Acuity Intelligent Spaces Segment
Our mission at AIS is to make spaces smarter, safer, and greener through our strategy of connecting the edge with the cloud using disruptive technologies. Through Atrius®, Distech Controls®, and QSC®, we are driving productivity for people who own and manage a space and for the people who utilize a space. Atrius makes data in a space accessible, usable, and actionable. Our data platform and cloud applications for building performance and spatial intelligence aim to maximize occupant and owner experiences. Our Distech Controls intelligent Building Management Systems (“BMS”) provide management of a space through controls, sensors, and software. Our open technology includes products for heating, ventilation, and air conditioning (“HVAC”), refrigeration, lighting, shades, and building access that prioritize end-user outcomes. Q-SYS, our full-stack audio, video, and control platform, unifies data, devices, and a cloud-first architecture to deliver real-time action, experiences, and insights. QSC Audio includes audio technology that enhances experiences for live entertainers and sound reinforcement professionals.
AIS goes to market primarily through system integrators. Key customer verticals include retail stores, airports, universities, enterprise campuses, sports venues, themed entertainment, and hospitality, among many other broad applications throughout North America, Europe, and other select international locations.
Basis of Presentation
We have prepared the Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) to present the financial position, results of operations, and cash flows of Acuity Inc. and its wholly-owned subsidiaries.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Acuity Inc. and its wholly-owned subsidiaries after elimination of intercompany transactions and accounts.
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
Cash and Cash Equivalents
Cash in excess of daily requirements may be invested in time deposits and marketable securities and is included in the accompanying balance sheets at fair value. We consider time deposits and marketable securities with an original maturity of three months or less when purchased to be cash equivalents.
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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products and services as well as their dispersion across many different geographic areas. No single customer accounted for more than 10% of receivables at August 31, 2025 or August 31, 2024. No single customer accounted for more than 10% of net sales in fiscal 2025, 2024, or 2023.
Reclassifications
We may reclassify certain prior period amounts to conform to the current year presentation. No material reclassifications occurred during the current period.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	August 31,
	2025	2024
Raw materials, supplies, and work in process(1)	$246.8	$222.1
Finished goods	306.7	191.1
Inventories excluding reserves	553.5	413.2
Less: Reserves	(26.8)	(25.6)
Total inventories	$526.7	$387.6
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

	Year Ended August 31,
	2025	2024	2023
Beginning balance	$25.6	$25.8	$30.9
Additions to reserve	11.9	10.9	16.2
Disposals of reserved inventory	(10.4)	(11.0)	(20.6)
Foreign currency translation adjustments	(0.3)	(0.1)	(0.7)
Ending balance	$26.8	$25.6	$25.8
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
As of August 31, 2025, one of our assets with a carrying value of $5.5 million met the criteria to be classified as held for sale. This asset is reflected within Prepayments and other current assets on our Consolidated Balance Sheets as of August 31, 2025. See the Fair Value Measurement footnote of the Notes to Consolidated Financial Statements for further details.
We did not have any assets classified as held for sale at August 31, 2024.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the periods presented by segment are summarized as follows (in millions):

	ABL	AIS	Total
Balance as of August 31, 2023	$1,014.4	$83.5	$1,097.9
Foreign currency translation adjustments	0.7	0.1	0.8
Balance as of August 31, 2024	1,015.1	83.6	1,098.7
Additions from acquired businesses	—	394.6	394.6
Foreign currency translation adjustments	0.9	1.3	2.2
Balance as of August 31, 2025	$1,016.0	$479.5	$1,495.5
Through multiple acquisitions, we acquired definite-lived intangible assets that are amortized over their estimated useful lives as well as indefinite-lived intangible assets, which consist of trade names that are expected to generate cash flows indefinitely. Significant estimates and assumptions were used to determine the initial fair value of these acquired intangible assets, including, but not limited to, estimated future short-term and long-term net sales and profitability, customer attrition rates, royalty rates, and discount rates. The increase in definite-lived intangible assets in the current fiscal year was due primarily to acquisitions. Refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for further information. Certain of our intangible assets are attributable to foreign operations and are impacted by currency translation due to movements in foreign currency rates year over year. Summarized information for our intangible assets is as follows as of the dates presented (in millions):

	August 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Developed technology and patents	$616.7	$(170.5)	$157.5	$(133.3)
Trademarks and trade names	176.9	(29.0)	45.5	(20.5)
Distribution networks	61.8	(53.7)	61.8	(51.6)
Customer relationships	571.1	(206.9)	428.6	(180.1)
Total definite-lived intangible assets	$1,426.5	$(460.1)	$693.4	$(385.5)
Indefinite-lived trade names	$132.6		$132.6
We recorded amortization expense of $76.5 million, $39.7 million, and $42.1 million related to acquired intangible assets during fiscal 2025, 2024, and 2023, respectively. Amortization expense is generally recorded on a straight-line basis.
The following table summarizes the expected amortization expense for the next five fiscal years (in millions):

Fiscal Year	August 31, 2025
2026	$91.7
2027	90.2
2028	85.7
2029	84.8
2030	81.9

ACUITY INC.
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
Goodwill
As of June 1, 2025, the current fiscal year testing date, we performed a qualitative analysis to assess the fair value of our reporting units as prescribed by ASC 350. Our qualitative analysis considered and assessed external factors for each reporting unit such as macroeconomic, industry, cost, and market conditions as well as Company-specific factors, including but not limited to, our actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for each of our reporting units. Thus, no quantitative test was required for our $1.5 billion of goodwill.
In fiscal 2024, we performed a qualitative analysis to assess the fair value of our reporting units as prescribed by ASC 350. Our qualitative analysis considered and assessed external factors for each reporting unit such as macroeconomic, industry, cost, and market conditions as well as Company-specific factors, including but not limited to, our actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for each of our reporting units. Thus, no quantitative test was required for our $1.1 billion of goodwill.
In fiscal 2023, we used a quantitative analysis to calculate the fair value of our reporting units using a combination of discounted future cash flows and relevant market multiples. The analysis for goodwill did not result in an impairment charge during fiscal 2023.
Indefinite-Lived Intangibles
As of June 1, 2025, the current fiscal year testing date, we held eight indefinite-lived intangible assets with an aggregate carrying value of $132.5 million. For fiscal 2025, we performed a qualitative analysis to assess our indefinite-lived intangible assets for impairment. Our qualitative analysis considered and assessed external factors such as macroeconomic, industry, cost, and market conditions as well as asset-specific factors, such as each trade name's actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for all of the indefinite-lived intangible assets, and no quantitative test for these assets was required.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Long-Term Assets
Other long-term assets consist of the following items whose economic benefits are expected to be realized greater than one year from the dates presented (in millions):

	August 31,
	2025	2024
Deferred costs and other assets(1) (2)	$30.4	$12.1
Investments in debt and equity securities	5.1	6.7
Pension plans in which plan assets exceed benefit obligation	9.7	13.3
Total other long-term assets	$45.2	$32.1
_______________________________________
(1)Estimated recoveries of warranty costs, net of estimated credit losses, expected to be recovered greater than one year from the respective balance sheet dates are included in this category.
(2)Included within this category are company-owned life insurance investments. We maintain life insurance policies on 48 former employees primarily to satisfy obligations under certain deferred compensation plans. These company-owned life insurance policies are presented net of loans that are secured by these policies. This program is frozen, and no new policies were issued in the three-year period ended August 31, 2025.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2025	2024
Customer incentive programs(1)	$46.5	$35.3
Refunds to customers(1)	31.7	28.2
Current deferred revenues(1)	21.4	17.4
Sales commissions	30.8	35.3
Freight costs	13.3	18.1
Product warranty costs(2)	29.4	28.4
Tax-related items(3)	25.3	7.1
Interest on long-term debt(4)	3.8	2.3
Other	55.8	34.2
Total other current liabilities	$258.0	$206.3
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
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2025	2024
Deferred compensation and postretirement benefits other than pensions(1)	$51.6	$47.2
Deferred revenues(2)	38.0	41.5
Unrecognized tax position liabilities, including interest(3)	20.9	25.7
Product warranty costs(4)	14.7	9.1
Other	14.1	6.6
Total other long-term liabilities	$139.3	$130.1
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
When a product is sold, the associated shipping and handling costs are recorded in the Consolidated Statements of Comprehensive Income based on their function. Costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold. Other shipping and handling costs, which primarily include amounts incurred to transfer finished goods to a customer's desired location, are included in Selling, distribution, and administrative expenses and totaled $141.1 million, $134.2 million, and $141.7 million in fiscal 2025, 2024, and 2023, respectively.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Payments
We account for stock options, restricted stock, performance stock units, and stock units representing certain deferrals into the Nonemployee Director Deferred Compensation Plan (referred to as the “Director Plan” and discussed further in the Share-based Payments footnote) based on their grant-date fair values estimated under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).
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
We have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income. Share-based payment expense includes expense related to restricted stock, performance stock units, options issued, and stock units deferred into the Director Plan. We recorded $45.1 million, $46.6 million, and $42.0 million of share-based payment expense for the years ended August 31, 2025, 2024, and 2023, respectively. The total income tax benefit recognized for share-based payment expense was $12.2 million, $8.3 million, and $7.2 million for the years ended August 31, 2025, 2024, and 2023, respectively.
Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax benefits related to share-based payment cost of $6.0 million, $1.5 million, and $1.5 million for the years ended August 31, 2025, 2024, and 2023, respectively.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.
Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (3 to 40 years for buildings and related improvements and 2 to 15 years for machinery, equipment, and information technology) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Land is not depreciated. Depreciation expense amounted to $56.6 million, $51.4 million, and $51.1 million during fiscal 2025, 2024, and 2023, respectively. The balance of property, plant, and equipment consists of the following as of the dates presented (in millions):

	August 31,
	2025	2024
Land	$22.2	$22.3
Buildings and leasehold improvements	235.3	218.7
Machinery, equipment, and information technology	839.4	758.7
Total property, plant, and equipment, at cost	1,096.9	999.7
Less: Accumulated depreciation and amortization	(753.7)	(695.8)
Property, plant, and equipment, net	$343.2	$303.9
Research and Development
Research and development (“R&D”) expense consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but it does not include all new or enhanced product development costs. R&D expense is expensed as incurred and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $140.2 million, $102.3 million, and $97.1 million during fiscal 2025, 2024, and 2023, respectively.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $29.2 million, $20.1 million, and $21.9 million during fiscal 2025, 2024, and 2023, respectively.
Other Expense
The following table summarizes the components of Other expense during the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Interest expense (income), net:
Interest expense(1)	$42.5	$25.3	$27.9
Interest income(2)	(20.5)	(29.8)	(9.0)
Interest expense (income), net	22.0	(4.5)	18.9
Miscellaneous expense, net
Non-service components of net periodic pension cost(3)	34.9	4.5	5.0
Foreign currency transaction losses (gains)	1.1	5.3	(8.4)
Loss on sale of business(4)	—	—	11.2
Other items	5.7	(0.6)	—
Miscellaneous expense, net	41.7	9.2	7.8
Other expense	$63.7	$4.7	$26.7
____________________________________
(1)Consists primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets.
(2)Certain cash and cash equivalents are held in interest-bearing accounts.
(3)We recorded a settlement loss charge due to pension de-risking activities in fiscal 2025. Refer to the Pensions and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for further details.
(4)We recorded a loss on the sale of our Sunoptics prismatic skylights business in fiscal 2023. Refer to the Acquisitions and Divestitures footnote of the Notes to Consolidated Financial Statements for further details.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2023	$(65.0)	$(47.6)	$(112.6)
Other comprehensive (loss) income before reclassifications	(5.9)	1.0	(4.9)
Amounts reclassified from accumulated other comprehensive loss(1)	—	2.6	2.6
Net current period other comprehensive (loss) income	(5.9)	3.6	(2.3)
Balance as of August 31, 2024	(70.9)	(44.0)	(114.9)
Other comprehensive income before reclassifications	10.8	2.1	12.9
Amounts reclassified from accumulated other comprehensive loss(1)	—	25.5	25.5
Net current period other comprehensive income	10.8	27.6	38.4
Balance as of August 31, 2025	$(60.1)	$(16.4)	$(76.5)
_______________________________________
(1)The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2025			2024			2023
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$10.8	$—	$10.8	$(5.9)	$—	$(5.9)	$8.5	$—	$8.5
Defined benefit pension plans:
Actuarial amounts	2.8	(0.7)	2.1	1.4	(0.4)	1.0	0.4	—	0.4
Amortization of defined benefit pension items:
Prior service cost	0.1	—	0.1	0.1	—	0.1	2.6	(0.6)	2.0
Actuarial losses	2.6	(0.7)	1.9	3.3	(0.8)	2.5	3.0	(0.7)	2.3
Settlement losses	30.9	(7.4)	23.5	—	—	—	—	—	—
Total defined benefit plans, net	36.4	(8.8)	27.6	4.8	(1.2)	3.6	6.0	(1.3)	4.7
Other comprehensive income (loss)	$47.2	$(8.8)	$38.4	$(1.1)	$(1.2)	$(2.3)	$14.5	$(1.3)	$13.2

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2025
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 or our fiscal 2025. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, or our fiscal 2026. We adopted ASU 2023-07 for the year ended August 31, 2025. We applied the enhanced disclosure requirements retrospectively to all periods presented. Refer to the Segment Information footnote of the Notes to Consolidated Financial Statements for additional details.
Accounting Standards Yet to Be Adopted
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”)
In November 2024, the FASB issued ASU 2024-03, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. Annual disclosures are required for fiscal years beginning after December 15, 2026, or our fiscal 2028. Interim disclosures are required for periods within fiscal years beginning after December 15, 2027, or our fiscal 2029. Early adoption is permitted. Prospective application is required, and retrospective application is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09, which expands annual income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisitions and Divestitures
Acquisitions
The following discussion relates to fiscal 2025 and 2023 acquisitions. There were no material acquisitions during fiscal 2024.
Fiscal 2025 Acquisitions
QSC, LLC
On January 1, 2025, we acquired all of the equity interests of QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.2 billion in cash. This acquisition expands AIS into a cloud-manageable audio, video, and control platform that includes controls, sensors, and software with broad applications across multiple end-markets including education, commercial, hospitality, government, healthcare, and transportation. We funded the transaction using cash on hand and proceeds from our indebtedness. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
We accounted for the acquisition of QSC in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related professional fees were expensed as incurred for $23.8 million for the year ended August 31, 2025. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.
The following table outlines the preliminary fair values of the assets and liabilities obtained in connection with the QSC acquisition as of January 1, 2025 (in millions):

Purchase Price Allocation
Consideration transferred:
Cash consideration	$1,240.7
Identifiable assets:
Intangible assets	713.9
Inventories	101.9
Property, plant, and equipment	28.4
Operating lease right-of-use assets	24.2
Accounts receivable	55.7
Cash and cash equivalents	51.3
Other assets	45.8
Total identifiable assets	1,021.2
Liabilities assumed:
Accounts payable	32.6
Operating lease liabilities	24.2
Deferred tax liabilities	17.6
Other liabilities	100.7
Total liabilities assumed	175.1
Total identifiable net assets	846.1
Goodwill	$394.6

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values and estimated useful lives of identifiable intangible assets as of January 1, 2025 are as follows:

	Weighted Average Useful Life (Years)	Fair Value (in millions)
Developed technology and patents(1)	10	$434.0
Customer relationships	19	145.0
Trademarks	18	133.0
Other	1	1.9
Total identifiable intangible assets	13	$713.9
____________________________________
(1) Substantially all of the the developed technology intangible assets relates to Q-SYS, an audio, video, and control platform.
Assets and liabilities for QSC are reflected in the Consolidated Balance Sheets as of August 31, 2025. The preliminary goodwill is recorded in the AIS segment, and it is primarily comprised of benefits related to expanding AIS’ technology and audio, video, and control solution product portfolios. Approximately $350.0 million of the preliminary goodwill is expected to be deductible for tax purposes.
Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities. These amounts are expected to change as we finalize the allocation. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to income taxes and residual goodwill. The final determination of acquisition-date fair values will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.
We recorded measurement period adjustments to goodwill during fiscal 2025 of $31.1 million, primarily for updated amounts of consideration transferred for the purchase of QSC, additional information obtained related to the fair values of identified intangible assets, including the useful lives of those assets, and additional information obtained regarding acquired tax-related assets and liabilities. We additionally recorded cumulative catch-up amortization of $6.9 million during our fourth quarter of fiscal 2025 related to measurement period adjustments for acquired intangible assets. Other measurement period adjustments, including the income statement impact to prior period results, were not material.
The operating results of QSC have been included in our consolidated financial statements since the date of acquisition. The following table provides the amount of QSC net sales and net income included within our consolidated financial statements since the acquisition date (in millions):

Year Ended
August 31, 2025
Net sales	$428.6
Net income(1)	14.4
____________________________________
(1) Net income for the year ended August 31, 2025 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and amortization of acquired intangible assets of $42.1 million.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended August 31,
	2025	2024
Revenue	$4,546.3	$4,376.1
Net income(1)	436.0	355.7
______________________________
(1) Pro forma net income for the year ended August 31, 2024 includes preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and acquisition-related costs of $23.8 million. We did not have any other significant nonrecurring pro forma adjustments directly attributable to the acquisition.
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
Fiscal 2023 Acquisitions
KE2 Therm Solutions, Inc.
On May 15, 2023, using cash on hand, we acquired all of the equity interests of KE2 Therm Solutions, Inc. (“KE2 Therm”). KE2 Therm develops and provides intelligent refrigeration control solutions that deliver the precision of digital controls to promote safety, efficiency, and reliability, while delivering cost savings to the customer. This acquisition expanded AIS's technology and controls product portfolio and reached new customers.
We accounted for the acquisition of KE2 Therm in accordance with ASC 805. We finalized the acquisition accounting for the KE2 Therm acquisition during the third quarter of fiscal 2024. There were no material measurement period adjustments during fiscal 2024.
Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related costs were expensed as incurred and were not material to our financial statements. The aggregate purchase price of this acquisition reflects goodwill within the AIS segment of $15.0 million, which is not deductible for tax purposes. The goodwill was comprised of expected benefits related to expanding AIS's technology and controls product portfolio as well as the trained workforce acquired with these businesses and expected synergies from combining KE2 Therm with our current businesses.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestitures
There were no divestitures during fiscal 2025 or 2024. The following discussion relates to fiscal year 2023 activities.
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	August 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$422.5	$—	$—	$422.5	$845.8	$—	$—	$845.8
Assets in fair value hierarchy	422.5	—	—	422.5	845.8	—	—	845.8
Other investments(1)				5.1				6.7
Total	$422.5	$—	$—	$427.6	$845.8	$—	$—	$852.5
____________________________________
(1)Includes strategic investments in privately-held entities over which we do not exercise significant influence or control and without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements
The following table summarizes information related to our nonrecurring fair value measurements as of the dates presented (in millions):

	Measurement Date	Fair Value Hierarchy Level	Fair Value
Long-lived intangible assets	May 31, 2025	Level 3	$—
Assets held for sale	May 31, 2025	Level 3	5.5
Total assets at nonrecurring fair value			$5.5
Long-Lived Intangible Assets
During the third quarter of fiscal 2025, we took actions to accelerate productivity efforts, including the elimination of certain brands, which triggered an impairment test for the related intangible assets. Accordingly, we assessed the recoverability of these assets using an undiscounted cash flow model and concluded the carrying values of the assets were not fully recoverable. Based on the significant change in expected use of these assets, we determined their fair values were de minimis at May 31, 2025, and recorded impairment charges of $14.7 million. These charges are reflected within Special Charges on the Consolidated Statements of Comprehensive Income and relate to our ABL segment.
Long-lived Assets Held for Sale
During the third quarter of fiscal 2025, we determined one of our assets, included within property, plant, and equipment, with a carrying value of $7.5 million met the criteria to be classified as held for sale and is expected to be sold within one year. We concluded the carrying value exceeded the fair value less cost to sell of this asset, which resulted in an impairment charge of $2.0 million. This charge is reflected within Special Charges on the Consolidated Statements of Comprehensive Income and relates to our ABL segment. Fair values and costs were measured primarily using recent sales of comparable assets. As of August 31, 2025, the carrying value of the asset was $5.5 million.
Any reasonably likely change in the assumptions used in the analyses for the assets impaired during fiscal 2025 would not be material to our financial condition or results of operations.
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $446.7 million and $429.7 million as of August 31, 2025 and 2024, respectively.
We had $400.0 million as of August 31, 2025 and no borrowings as of August 31, 2024 outstanding under our credit agreement. Such borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Leases
We lease property and equipment under operating lease arrangements, most of which relate to distribution centers, manufacturing facilities, and offices. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities as the present value of the lease payments over the related term. Related assets are equal to the calculated lease liabilities adjusted for incentives and other items as prescribed by ASC Topic 842, Leases (“ASC 842”). Lease payments generally consist of fixed amounts, and variable amounts based on a market rate or an index are not material to our consolidated lease cost. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities.
We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Consolidated Balance Sheets. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and are reflected as a component of lease cost within our Consolidated Statements of Comprehensive Income.
Generally, the rates implicit in our leases are not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 4.3% and 3.7% as of August 31, 2025 and 2024, respectively.
The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	August 31, 2025
2026	$27.1
2027	26.4
2028	21.8
2029	17.7
2030	15.3
Thereafter	13.2
Total undiscounted lease payments	121.5
Less: Discount due to interest	(13.9)
Present value of lease liabilities	$107.6
The weighted average remaining lease term for our operating leases was 4.96 years as of August 31, 2025.
Lease cost is recorded within Cost of products sold, and may be capitalized into inventory as manufacturing overhead, or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related right of use (“ROU”) asset. The components of total lease cost were as follows during the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Operating lease cost	$26.2	$23.5	$22.3
Variable lease cost	5.4	3.8	4.2
Short-term lease cost	4.0	3.8	3.6
Total lease cost	$35.6	$31.1	$30.1
Cash paid for operating lease liabilities during the year ended August 31, 2025, 2024, and 2023 was $26.4 million, $22.9 million, and $20.1 million, respectively. ROU assets obtained in exchange for lease liabilities during the year ended August 31, 2025 and 2024 were $52.5 million and $3.4 million, respectively. ROU assets obtained in fiscal 2025 include $24.2 million from the acquisition of QSC.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have no significant leases that have not yet commenced as of August 31, 2025 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.
In connection with our fiscal 2023 sale of our Sunoptics prismatic skylights, we retained certain assets, primarily ROU assets, that we did not plan to continue using in our manufacturing operations. Accordingly, we assessed the recoverability of these assets using an undiscounted cash flow model and concluded that the carrying values of the assets were not fully recoverable, which triggered an impairment test for these assets. We recorded an impairment charge of $4.3 million for these assets using a discounted cash flow model to estimate their fair values in fiscal 2023. The impairments were recorded within Special charges in the Consolidated Statements of Comprehensive Income and pertained to our ABL segment. See the Special Charges footnote of the Notes to Consolidated Financial Statements for further details on the fiscal 2023 impairments. The recoverability and impairment tests required significant assumptions including estimated future cash flows, the identification of assets within each asset group, and the determination of an appropriate discount rate.
Note 7 — Debt and Lines of Credit
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consists of the following as of the dates presented (in millions):

	August 31,
	2025	2024
Senior unsecured public notes due December 2030, principal	$500.0	$500.0
Senior unsecured public notes due December 2030, unamortized discount and deferred costs	(3.2)	(3.8)
Long-term borrowings under credit agreement	400.0	—
Total debt outstanding	$896.8	$496.2
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at August 31, 2025 and 2024, respectively.
On November 25, 2024, we entered into an amendment to the Credit Agreement that, among other things, provided for a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”), which could be drawn in a single borrowing at any time, subject to certain conditions. In connection with the acquisition of QSC, we incurred an aggregate $600.0 million in indebtedness under the Term Loan Facility. In fiscal 2025, we voluntarily repaid $200.0 million of the outstanding obligation. We had $400.0 million in borrowings outstanding under the Term Loan Facility at August 31, 2025.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Facility will mature on June 30, 2027, which is the maturity date of the revolving loans and commitments under the existing Credit Agreement. Borrowings under the Term Loan Facility bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”), adjusted daily simple SOFR rate, or base rate, at the Company’s option, plus an applicable margin. The applicable margin is based on, at our option, the Company’s leverage ratio or ratings level, each as defined in the Credit Agreement, and ranges from 0.875% to 1.375% (for SOFR-based loans) and from 0% to 0.375% (for base rate loans).
The covenants and events of default that apply to the revolving loans and commitments under the Credit Agreement also apply to the Term Loan Facility, and borrowings under the Term Loan Facility are guaranteed by the Company and the subsidiaries of the Company that guarantee the revolving loans and commitments.
We were in compliance with all financial covenants under the Credit Agreement as of August 31, 2025. At August 31, 2025, we had additional borrowing capacity under the Credit Agreement of $595.8 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $4.2 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance premiums.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 8 — Commitments and Contingencies
Self-Insurance
Our policy is to self-insure up to certain limits traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, warranty, and patent infringement. Actuarial estimates used are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, actual claims, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flows.
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
Collective Bargaining Agreements
Approximately 58% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 48% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
Litigation
We are subject to various legal claims arising in the normal course of business, including without limitation, patent infringement, contract disputes, employment matters, and product liability claims. Based on information currently

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of any such matters, if unfavorable, could have a material adverse effect on our financial condition, results of operations, or cash flows in future periods. We establish estimated liabilities for legal claims when associated costs become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the accrued amounts.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs during the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Beginning balance	$37.5	$31.6	$27.3
Product warranty costs(1)	36.5	49.4	47.0
Payments and other deductions(1)	(37.7)	(43.5)	(42.7)
Acquired warranty and recall liabilities	7.8	—	—
Ending balance	$44.1	$37.5	$31.6
____________________________
(1) Amounts exclude any estimated or actual loss recoveries.
Note 9 — Segment Information
We present our financial results of operations for our two reportable segments, ABL and AIS, consistent with how our CODM, Neil Ashe, Chairman, President and Chief Executive Officer, evaluates operating results, assesses performance, and allocates resources within the Company. See Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements for further details on how we identify our reportable segments.
For both segments, our CODM uses segment operating profit as the measurement of segment profit to allocate resources and assess performance. Our CODM considers target-to-actual differences in operating profit when making decisions on how to allocate capital and resources. Additionally, he considers segment operating profit when evaluating employee compensation and personnel allocations.
We allocate certain working capital assets and capital expenditures to our segments primarily to assess each segment's contribution to our consolidated operating cash flows and capital expenditures. Segment assets include accounts receivable and inventory. Unallocated assets are presented in corporate as a reconciling item to our total consolidated assets.
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, net interest expense (income), net miscellaneous expense, and income tax expense are not allocated to segments.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial information by operating segment for the periods presented (in millions):

	Year Ended August 31, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$3,612.2	$764.3	$—	$(30.9)	$4,345.6
Cost of goods sold	1,957.7	340.3	—	(30.9)	2,267.1
Selling, distribution, and administrative expenses	1,034.2	347.9	102.8	—	1,484.9
Special charges	29.7	—	—	—	29.7
Operating profit	$590.6	$76.1	$(102.8)	$—	563.9
Interest expense, net					22.0
Miscellaneous expense, net					41.7
Income before income taxes					$500.2
Supplemental Information:
Depreciation and amortization	$71.0	$59.7	$2.4	$—	$133.1
Segment assets	906.1	214.5	3,634.6	—	4,755.2
Capital expenditures	55.1	10.4	2.9	—	68.4

	Year Ended August 31, 2024
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$3,573.4	$291.9	$—	$(24.3)	$3,841.0
Cost of goods sold	1,960.9	122.7	—	(24.3)	2,059.3
Selling, distribution, and administrative expenses	1,029.7	125.6	73.1	—	1,228.4
Operating profit	$582.8	$43.6	$(73.1)	$—	553.3
Interest income, net					(4.5)
Miscellaneous expense, net					9.2
Income before income taxes					$548.6
Supplemental Information:
Depreciation and amortization	$74.7	$15.3	$1.1	$—	$91.1
Segment assets	883.9	67.6	2,863.1	—	3,814.6
Capital expenditures	55.1	3.6	5.3	—	64.0

	Year Ended August 31, 2023
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$3,722.8	$252.7	$—	$(23.3)	$3,952.2
Cost of goods sold	2,152.5	109.8	—	(23.3)	2,239.0
Selling, distribution, and administrative expenses	1,035.8	110.8	66.3	—	1,212.9
Special charges	25.0	—	1.9	—	26.9
Operating profit	$509.5	$32.1	$(68.2)	$—	473.4
Interest expense, net					18.9
Miscellaneous expense, net					7.8
Income before income taxes					$446.7
Supplemental Information:
Depreciation and amortization	$77.4	$14.4	$1.4	$—	$93.2
Segment assets	870.4	53.7	2,484.4	—	3,408.5
Capital expenditures	60.2	3.5	3.0	—	66.7

ACUITY INC.
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
Refund liabilities recorded under ASC 606 relating to rights of return, cash discounts, and other miscellaneous credits to customers were $31.7 million and $28.2 million as of August 31, 2025 and 2024, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we recorded right of return assets for products expected to be returned to our facilities, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $3.4 million and $4.5 million as of August 31, 2025 and 2024, respectively.
We also maintain one-time and ongoing promotions with certain customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers associated with these programs totaled $46.5 million and $35.3 million as of August 31, 2025 and 2024, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
Costs to obtain and fulfill contracts, such as sales commissions, are generally short-term in nature and are generally expensed as incurred.
Nature of Goods and Services
Products
Substantially all of the revenues for the periods presented were generated from short-term contracts with our customers to deliver only tangible goods such as luminaires, lighting controls, building system controls, and audio, video, and control platform products. We record revenue from these contracts when the customer obtains control of those goods. For sales designated free on board shipping point, control is transferred and revenue is recognized at the time of shipment. For sales designated free on board destination, customers take control and revenue is recognized when a product is delivered to the customer’s delivery site.

ACUITY INC.
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
Contracts with Multiple Performance Obligations
A small portion of our revenue was derived from the combination of any or all of our products, professional services, and software. Significant judgment may be required to determine which performance obligations are distinct and should be accounted for separately. We allocate the expected consideration to be collected to each distinct performance obligation based on its standalone selling price. Standalone selling price is generally determined using a cost plus margin valuation when no observable input is available. The amount of consideration allocated to each performance obligation is recognized as revenue in accordance with the timing for products, professional services, and software as described above.
Shipping and Handling Activities
We account for shipping and handling activities for customers as activities to fulfill the promise to transfer products to our customers. As such, we do not consider shipping and handling activities to be separate performance obligations, and we expense these costs as incurred.
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	August 31,
	2025	2024
Current deferred revenues	$21.4	$17.4
Non-current deferred revenues	38.0	41.5
Current deferred revenues primarily consist of upfront fees collected for service-type warranties, time-bound software licenses, software as a service arrangements, and professional fees and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue earned from beginning contract balances during the year ended August 31, 2025 approximated the current deferred revenue balance at August 31, 2024.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from August 31, 2025 and consist primarily of orders for physical goods that have not yet been shipped.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenues
Our ABL segment's luminaires and electronics are sold primarily through independent sales agents who cover specific geographic areas and market channels, by internal sales representatives, through consumer retail channels, directly to large corporate accounts, and through other distribution methods, including directly to OEM customers. AIS sells predominantly to system integrators. The following table shows revenue from contracts with customers by sales channel and reconciles to our segment information for the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
ABL:
Independent sales network	$2,646.8	$2,551.7	$2,671.0
Direct sales network	411.4	397.0	414.4
Retail sales	170.7	190.3	194.9
Corporate accounts	156.7	205.9	200.3
OEM and other	226.6	228.5	242.2
Total ABL	3,612.2	3,573.4	3,722.8
AIS	764.3	291.9	252.7
Eliminations	(30.9)	(24.3)	(23.3)
Total	$4,345.6	$3,841.0	$3,952.2
Note 11 — Share-based Payments
Omnibus Stock Compensation Incentive and Directors’ Equity Plans
In January 2022, our stockholders approved the Amended and Restated Acuity Inc. 2012 Omnibus Stock Compensation Incentive Plan (the “Stock Incentive Plan”), which, among other things, increased the total number of shares authorized for issuance pursuant to the Stock Incentive Plan from 2.7 million to 3.6 million, with a corresponding increase to shares available for grant. The Compensation and Management Development Committee of the Board of Directors (the “Compensation Committee”) is authorized to issue awards consisting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards, performance stock units, stock bonus awards, and cash-based awards to eligible employees, non-employee directors, and outside consultants.
Shares available for grant under the Stock Incentive Plan were approximately 0.6 million, 0.7 million, and 1.0 million at August 31, 2025, 2024, and 2023, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized related to our share-based payment awards during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2025	2024	2023
Restricted stock awards and units	$24.0	$23.9	$19.6
Performance stock units	18.9	18.6	15.2
Stock options	0.7	2.6	5.7
Director stock units	1.5	1.5	1.5
Total share-based payment expense	$45.1	$46.6	$42.0
Restricted Stock
As of August 31, 2025, we had approximately 0.2 million shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan. Grants awarded beginning in fiscal 2022 vest primarily over a three-year period, and grants awarded prior to fiscal 2022 vest primarily over a four-year period. Our restricted stock grants are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2022	0.3		$144.51
Granted	0.2		$175.23
Vested	(0.1)		$140.85
Forfeited	(0.1)		$163.37
Outstanding at August 31, 2023	0.3		$159.33
Granted	0.2		$168.74
Vested	(0.2)		$153.74
Forfeited	—	*	$154.90
Outstanding at August 31, 2024	0.3		$167.39
Granted	0.1		$295.56
Vested	(0.2)		$166.16
Forfeited	—	*	$204.37
Outstanding at August 31, 2025	0.2		$229.73
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2025, there was $34.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of stock vested during the years ended August 31, 2025, 2024, and 2023 was approximately $26.2 million, $22.9 million, and $19.9 million, respectively.
Performance Stock Units
As of August 31, 2025, we had approximately 0.3 million performance stock units outstanding to officers and other key employees under the Stock Incentive Plan. Our performance stock units vest over a three-year period.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A small subset of our performance stock units granted in fiscal 2025, 2024, and 2023 have a payout based on a total shareholder return relative to a peer group index over a three-year period. These awards are valued using a Monte-Carlo simulation and are expensed over the longer of the requisite service period and the derived service period. Stock compensation may be accelerated if a market condition is met prior to the derived service period lapsing. All inputs into the Monte Carlo simulation are estimates made at the time of grant, which are summarized in the table below. Actual realized value of each award could materially differ from these estimates, without impact to future reported net income. Dividends were assumed to be reinvested on the ex-dividend date for us and peer companies. Expected volatility was based on historical volatility of our stock as well as our peer group. The risk-free interest rate was based on the U.S. Treasury yield consistent with the derived performance period.

	2025	2024	2023
Dividend yield	—%	—%	—%
Expected volatility	33.1%	34.6%	46.7%
Risk-free interest rate	4.0%	4.9%	4.5%
Fair value of awards	$470.66	$241.39	$254.19
Activity related to performance stock units during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2022	0.2		$145.46
Granted	0.1		$186.78
Vested	(0.1)		$124.29
Forfeited	—	*	$195.67
Outstanding at August 31, 2023	0.2		$171.01
Granted	0.2		$172.98
Vested	(0.1)		$91.36
Outstanding at August 31, 2024	0.3		$186.66
Granted	0.1		$321.59
Vested	(0.1)		$207.02
Forfeited	—	*	$178.82
Outstanding at August 31, 2025	0.3		$214.89
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2025 there was $13.6 million of total unrecognized compensation cost related to unvested performance stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of performance units vested during the years ended August 31, 2025, 2024, and 2023 was $14.9 million, $5.0 million, and $11.5 million, respectively.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
As of August 31, 2025, we had approximately 0.8 million options outstanding to officers as well as other key current and former employees under the Stock Incentive Plan, all of which were granted in previous fiscal years. Of these options, 0.3 million were granted in fiscal 2021 and become exercisable over a four-year period. Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant.
Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Options (in millions)		Weighted Average Exercise Price	Number of Options (in millions)		Weighted Average Exercise Price
Outstanding at August 31, 2022	1.1		$132.50	0.6		$143.15
Exercised	—	*	$126.92
Forfeited	(0.1)		$227.15
Outstanding at August 31, 2023	1.0		$131.81	0.9		$135.91
Exercised	(0.1)		$143.92
Outstanding at August 31, 2024	0.9		$130.74	0.9		$132.48
Exercised	(0.1)		$195.50
Outstanding at August 31, 2025	0.8		$119.81	0.8		$119.81
Range of option exercise prices:
$100.00 - $160.00 (average life - 4.6 years)	0.8		$117.46	0.8		$117.46
$210.01 - $239.76 (average life - 1.1 years)	—	*	$239.76	—	*	$239.76
___________________________
* Represents amounts of less than 0.1 million.
The total intrinsic value of options exercised during the years ended August 31, 2025, 2024, and 2023 was approximately $13.9 million, $6.6 million, and $0.5 million, respectively. As of August 31, 2025, the total intrinsic value of options outstanding and exercisable was $166.1 million. As of August 31, 2025, there was no intrinsic value of options expected to vest. As of August 31, 2025, there was no unrecognized compensation cost related to unvested options.
Director Deferred Stock Units
In January 2022, the total remaining shares available for issuance under the Director Plan were transferred into the Stock Incentive Plan. As of August 31, 2025, approximately 27,000 stock units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2025. Employees may participate at their discretion.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2025, we completed full and partial settlements of our domestic qualified defined benefit plans through the purchases of nonparticipating annuities and lump sum elections. Additionally, we terminated one of our international pension plans. As a result of these transactions, we recognized one-time, non-cash pension settlement charges totaling $30.9 million in the fourth quarter of fiscal 2025. These pension settlement charges are primarily related to the accelerated recognition of actuarial losses included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. The combined financial impact of the settlements and de-risking activities taken overall are reflected in the accompanying tables and disclosures within this note.
The following tables reflect the status of our domestic (U.S. based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$163.8	$159.8	$34.0	$34.6
Service cost	4.6	3.6	0.8	0.9
Interest cost	7.8	7.8	1.9	2.0
Actuarial (gains) losses	(12.1)	3.7	(2.2)	(0.1)
Settlements	(95.2)	—	(1.4)	—
Benefits paid	(12.2)	(11.1)	(2.4)	(1.9)
Other	—	—	1.2	(1.5)
Benefit obligation at end of year	56.7	163.8	31.9	34.0
Change in plan assets:
Fair value of plan assets at beginning of year	134.5	132.7	34.6	32.1
Actual (loss) return on plan assets	(1.6)	9.5	(3.2)	3.2
Employer contributions	0.9	3.4	1.0	—
Benefits paid	(12.2)	(11.1)	(1.6)	(1.3)
Settlements	(95.2)	—	(2.6)	—
Other	—	—	0.7	0.6
Fair value of plan assets at end of year	26.4	134.5	28.9	34.6
Funded status at the end of year	$(30.3)	$(29.3)	$(3.0)	$0.6
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$5.4	$8.4	$4.3	$4.9
Current liabilities	(3.4)	(4.2)	(0.4)	(0.3)
Non-current liabilities	(32.3)	(33.5)	(6.9)	(4.0)
Net amount recognized in consolidated balance sheets	$(30.3)	$(29.3)	$(3.0)	$0.6
Accumulated benefit obligation	$55.6	$162.5	$29.0	$31.8
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$—	$(0.1)	$(0.2)	$—
Net actuarial loss	(4.8)	(43.5)	12.4	(8.8)
Amounts in accumulated other comprehensive loss	$(4.8)	$(43.6)	$12.2	$(8.8)
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$35.7	$37.7	$7.3	$4.3
Accumulated benefit obligation	34.6	36.4	4.4	2.9
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$21.0	$126.1	$24.6	$29.7
Accumulated benefit obligation	21.0	126.1	24.6	28.9
Plan assets	26.4	134.5	28.9	34.6

ACUITY INC.
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
Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2025	2024	2023	2025	2024	2023
Service cost	$4.6	$3.6	$3.8	$0.8	$0.9	$0.8
Interest cost	7.8	7.8	7.4	1.9	2.0	1.6
Expected return on plan assets	(6.7)	(6.7)	(7.5)	(1.7)	(2.0)	(2.1)
Amortization of prior service cost	—	0.1	2.6	0.1	—	—
Recognized actuarial loss	1.6	1.7	2.4	1.0	1.6	0.6
Settlement loss (gain)	33.2	—	—	(2.3)	—	—
Net periodic pension cost	$40.5	$6.5	$8.7	$(0.2)	$2.5	$0.9
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2025	2024	2025	2024
Discount rate	5.3%	4.9%	6.9%	5.9%
Rate of compensation increase	5.0%	5.0%	4.5%	3.4%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2025	2024	2023	2025	2024	2023
Discount rate	4.9%	5.1%	4.4%	5.9%	5.9%	4.9%
Expected return on plan assets	5.3%	5.3%	5.5%	5.4%	4.7%	6.4%
Rate of compensation increase	5.0%	5.0%	5.0%	3.4%	3.5%	3.5%
It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use published yield curves to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost for fiscal 2025 approximately $0.3 million for the domestic plans and $0.7 million for the international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the fair value of our various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.8 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in fixed income securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At August 31, 2025, the U.S. targeted asset allocation approximated 70% fixed income securities, 15% real estate securities, and 15% equity securities. Our investment objective for the international plan assets is to cover the value of the plans’ liabilities. At August 31, 2025, the international asset target allocation approximated 100% guaranteed insurance policies.
Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2025	2024	2025	2024
Equity securities	14.0%	17.2%	—%	—%
Fixed income securities	71.6%	77.3%	0.4%	93.2%
Multi-strategy investments	—%	—%	—%	6.8%
Real estate	14.4%	5.5%	—%	—%
Guaranteed insurance policies	—%	—%	99.6%	—%
Total	100.0%	100.0%	100.0%	100.0%
Domestic Plans' Assets
Our pension plan assets are stated at fair value based on quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance under U.S. GAAP. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. Certain pension assets valued at net asset value (“NAV”) per share as a practical expedient are excluded from the fair value hierarchy. Investments in pension plan assets as of August 31, 2025 and August 31, 2024 are described in further detail below.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

	Fair Value as of	Fair Value Measurements
	August 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Fixed-income investments	$10.9	$—	$10.9	$—
U.S. Treasury investments	5.2	—	5.2	—
Mutual funds:
Domestic large cap equity fund	1.7	1.7	—	—
Foreign equity fund	1.4	1.4	—	—
Collective trust: Domestic small cap equities	0.6	—	0.6	—
Short-term fixed income investments	2.8	2.8	—	—
Total assets in the fair value hierarchy	22.6
Assets calculated at net asset value:
Real estate fund	3.8
Total assets at net asset value	3.8
Total assets at fair value	$26.4

	Fair Value as of	Fair Value Measurements
	August 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets included in the fair value hierarchy:
Fixed-income investments	$63.8	—	$63.8	—
US Treasury investments	34.4	—	34.4	—
Mutual funds:
Domestic large cap equity fund	11.5	11.5	—	—
Foreign equity fund	6.7	6.7	—	—
Collective trust: Domestic small cap equities	4.9	—	4.9	—
Short-term fixed income investments	5.8	5.8	—	—
Total assets in the fair value hierarchy	127.1
Assets calculated at net asset value:
Real estate fund	7.4
Total assets at net asset value	7.4
Total assets at fair value	$134.5

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Plans' Investments
During the second quarter of fiscal 2025, we entered into a buy-in insurance policy to transfer our U.K. pension assets to a third-party insurance company. As of August 31, 2025, the remaining plan assets consist primarily of the buy-in insurance policy. The fair value of the related insurance assets are set equal to the insured liabilities, which are comprised of the projected benefit obligations associated with the plan (Level 3). The unobservable inputs for the fair value of the insurance policy include the discount rate and rate of compensation increases utilized in the actuarial valuation of the related projected benefit obligation.
In the fourth fiscal quarter of fiscal 2025, we terminated one of our pension plans in Mexico. As a part of this termination, no plan assets remain.
The following tables present the fair value of the international pension plan assets by major category as of the dates presented (in millions):

	Fair Value as of	Fair Value Measurements
	August 31, 2025	(Level 1)	(Level 2)	(Level 3)
Short-term fixed income investments	$0.1	$0.1	$—	$—
Insurance policy	28.8	—	—	28.8
Total assets at fair value	$28.9

	Fair Value as of	Fair Value Measurements
	August 31, 2024	(Level 1)	(Level 2)	(Level 3)
Short-term fixed income investments	$0.2	$0.2	$—	$—
Multi-strategy investments	2.3	—	2.3	—
Fixed-income investments	32.1	—	32.1	—
Total assets at fair value	$34.6
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in millions):

Year Ended August 31,
2025
Beginning balance	$—
Purchases	32.0
Unrealized loss	(3.2)
Ending balance	$28.8
We do not expect to contribute to the remaining plans in fiscal 2026 based on the funded status of the plans as well as current legal minimum funding requirements.
Benefit payments are made primarily from funded benefit plan trusts. Benefit payments are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2026	$4.1	$2.0
2027	4.1	2.1
2028	6.9	2.3
2029	6.0	2.4
2030	4.9	2.6
2031-2035	25.6	16.8

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
We have defined contribution plans to which both employees and the Company make contributions. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals and totaled $14.9 million, $11.7 million, and $11.1 million for the years ended August 31, 2025, 2024, and 2023, respectively. At August 31, 2025, assets of certain domestic defined contribution plans included shares of our common stock with a market value of approximately $12.8 million, which represented approximately 2.2% of the total fair market value of the assets in those defined contribution plans.
Note 13 — Special Charges
During the year ended August 31, 2025, we recognized $29.7 million of pre-tax special charges, which consisted primarily of impairments of long-lived assets as well as employee severance costs related to productivity initiatives. We recognized no pre-tax special charges during the year ended August 31, 2024.
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
The details of the special charges during the periods presented are summarized as follows (in millions):

	Year Ended August 31,
	2025	2023
Impairment charges	$16.7	$18.3
Severance and employee-related costs	7.2	7.7
Other items	5.8	0.9
Total special charges	$29.7	$26.9
As of August 31, 2025, we had $0.4 million of remaining accruals related to special charges, which are included in Accrued compensation in the Consolidated Balance Sheets. These amounts related to unpaid severance and employee-related costs from our third quarter fiscal 2025 actions. As of August 31, 2024, there were no remaining accruals related to special charges.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2022	54.2		$0.5
Vesting of share-based payment awards(1)	0.2		—
Stock options exercised	—	*	—
Balance at August 31, 2023	54.4		0.5
Vesting of share-based payment awards(1)	0.1		—
Stock options exercised	0.1		—
Balance at August 31, 2024	54.6		0.5
Vesting of share-based payment awards(1)	0.2		—
Stock options exercised	0.1		—
Balance at August 31, 2025	54.9		$0.5
___________________________
* Represents shares of less than 0.1 million.
(1) Shown net of cancellations for tax withholdings
As of August 31, 2025 and 2024, we had 24.2 million and 23.8 million of repurchased shares, respectively, recorded as treasury stock at an original repurchase cost of $2.65 billion and $2.53 billion, respectively. Excise taxes on corporate stock repurchases are accounted for as an increase to the cost basis of our share repurchases.
During fiscal 2025, we repurchased approximately 0.4 million shares of our outstanding common stock. As of August 31, 2025, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 3.3 million shares. We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2025 or 2024, and no shares of preferred stock are outstanding.

ACUITY INC.
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
The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2025	2024	2023
Net income	$396.6	$422.6	$346.0
Basic weighted average shares outstanding	30.859	30.885	31.806
Common stock equivalents	0.782	0.560	0.358
Diluted weighted average shares outstanding	31.641	31.445	32.164
Basic earnings per share(1)	$12.85	$13.68	$10.88
Diluted earnings per share(1)	$12.53	$13.44	$10.76
____________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the years ended August 31, 2025, 2024, and 2023.
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
The Organization for Economic Co-operation and Development (“OECD”) released the Global Anti-base Erosion (“GloBE”) Model Rules for Pillar Two on December 20, 2021, which defined a 15% global minimum tax. Since the model rules have been released, many countries have enacted or continue to consider changes in their tax laws and regulations based on the Pillar Two proposals, of which some are effective for us in fiscal 2025. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Pillar Two as currently enacted did not have a material impact on our financial statements as most jurisdictions in which we operate have an effective tax rate above the 15% threshold.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to corporate income tax rates and deductions. For fiscal year 2025, OBBA did not have a material impact on our financial statements. We continue to evaluate the future impact of the OBBBA for those provisions that are effective after fiscal year 2025.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Provision for current federal taxes	$103.2	$113.6	$105.8
Provision for current state taxes	23.8	26.6	15.7
Provision for current foreign taxes	21.6	19.4	27.0
Benefit from deferred taxes	(45.0)	(33.6)	(47.8)
Total provision for income taxes	$103.6	$126.0	$100.7
The following table presents income before income taxes for our domestic and foreign operations for the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Domestic	$414.8	$472.4	$367.5
International	85.4	76.2	79.2
Income before income taxes	$500.2	$548.6	$446.7
The following table reconciles the provision at the federal statutory rate to the total provision for income taxes during the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Federal income tax computed at statutory rate	$105.0	$115.2	$93.8
State income tax, net of federal income tax benefit	14.8	19.7	11.4
Federal permanent differences	(2.2)	2.1	2.2
Foreign permanent differences and rate differential	4.2	2.3	4.4
Research and development tax credits	(13.7)	(10.1)	(8.3)
Unrecognized tax benefits	(4.8)	2.0	1.9
Other, net	0.3	(5.2)	(4.7)
Total provision for income taxes	$103.6	$126.0	$100.7

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2025	2024
Deferred income tax liabilities:
Depreciation	$(24.7)	$(21.8)
Goodwill and intangibles	(155.1)	(150.2)
Operating lease right of use assets	(24.0)	(15.8)
Other liabilities	(3.2)	(1.8)
Total deferred income tax liabilities	(207.0)	(189.6)
Deferred income tax assets:
Self-insurance	1.8	2.1
Pension	7.1	6.7
Deferred compensation	25.1	24.5
Net operating losses	6.8	7.1
Other accruals not yet deductible	37.0	43.3
Operating lease liabilities	26.4	18.5
Capitalized research and development	98.1	70.1
Other assets	22.7	14.0
Total deferred income tax assets	225.0	186.3
Valuation allowance	(19.5)	(20.4)
Net deferred income tax liabilities	$(1.5)	$(23.7)
As of August 31, 2025, the estimated undistributed earnings from foreign subsidiaries was $365.4 million. We have recorded a deferred income tax liability of $0.4 million for certain foreign withholding taxes and U.S. taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries. We account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2025, we had federal tax credit carryforwards of approximately $11.2 million that begin to expire in 2029, and state tax credit carryforwards of approximately $0.5 million that begin to expire in 2027. Approximately $11.2 million in federal tax credit carryforwards are subject to a full valuation allowance as we do not expect to realize any future tax benefit. At August 31, 2025, we had federal net operating loss carryforwards of $9.1 million that begin to expire in 2029, state net operating loss carryforwards of $27.4 million that begin to expire in 2026, and foreign net operating loss carryforwards of $15.2 million that begin to expire in 2028.
The gross amount of unrecognized tax benefits as of August 31, 2025 and 2024 totaled $18.5 million and $21.1 million, respectively. The amount of unrecognized tax benefits that would affect the Company's effective income tax rate was $18.5 million and $21.1 million as of August 31, 2025 and 2024, respectively. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to United States federal, state, and local income tax examinations for years ended before 2022 or for foreign income tax examinations before 2017. We anticipate that unrecognized tax benefits may decrease within the next 12 months by $5.6 million, of which $1.3 million is interest, due to the expiring of the statute of limitations.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Unrecognized tax benefits balance at beginning of year	$21.1	$20.1	$19.5
Additions based on tax positions related to the current year	5.8	4.2	4.3
Additions for tax positions of prior years	—	—	1.4
Reductions for tax positions of prior years	(0.1)	(0.1)	(1.7)
Reductions due to settlements	—	—	(0.5)
Reductions due to lapse of statute of limitations	(8.3)	(3.1)	(2.9)
Unrecognized tax benefits balance at end of year	$18.5	$21.1	$20.1
Total accrued interest was $2.4 million, $4.6 million, and $3.3 million as of August 31, 2025, 2024, and 2023, respectively. Income tax penalties of $0.8 million were accrued during fiscal 2025. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. We are routinely under audit from various tax jurisdictions. We do not currently anticipate material audit assessments.
Note 16 — Supplemental Disaggregated Information
Sales of lighting, lighting controls, building management solutions, and audio, video, and control solutions, excluding services accounted for approximately 99% of total consolidated net sales in fiscal 2025, 2024, and 2023. Our geographic distribution of net sales, operating profit, income before income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2025	2024	2023
Net sales(1):
Domestic(2)	$3,756.7	$3,262.9	$3,412.9
International	588.9	578.1	539.3
Total net sales	$4,345.6	$3,841.0	$3,952.2
Long-lived assets(3):
Domestic(2)	$359.9	$295.7	$323.8
International	125.9	105.9	107.4
Total long-lived assets	$485.8	$401.6	$431.2
_______________________________________
(1)Net sales are attributed to each country based on the selling location.
(2)Domestic amounts include amounts for U.S. based operations.
(3)Long-lived assets include net property, plant, and equipment, operating lease right-of-use assets, and other long-term assets as reflected in the Consolidated Balance Sheets.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Subsequent Event
On October 8, 2025, we voluntarily repaid an additional $100.0 million of our outstanding Term Loan Facility obligation.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. The scope of our efforts to comply with the SEC rules included all of our operations except for QSC, LLC (“QSC”), which we acquired on January 1, 2025. SEC guidance permits management to omit an assessment of an acquired business' financial reporting from management's assessment of disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, which as discussed herein excluded the operations of QSC, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2025. As of August 31, 2025, QSC assets and net assets after excluding acquired goodwill and intangible assets constituted 7% of both the Company’s consolidated total assets and net assets. For the year ended August 31, 2025, QSC net sales and pre-tax income constituted 10% of the Company's net sales and 4% of the Company's pre-tax income, respectively.
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
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2025 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information.
During the fourth quarter of fiscal 2025, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined an Item 408(a) of Regulation S-K).
On October 23, 2025, the Company’s Board of Directors approved up to 50 hours per fiscal year of personal use of Company-leased, operated, owned, or chartered aircraft by the Company’s Chairman, President and Chief Executive Officer (the “CEO”), beginning in fiscal 2026. The Board approved this personal use to enhance the security, safety, and business productivity and availability of the CEO while traveling. The Company does not intend to provide any tax reimbursement or make-whole payments to the CEO relating to such personal use.
Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.
The information required by this item, with respect to directors and corporate governance, will be included under the caption Item 1 — Election of Directors and Director Information of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the captions Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
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
Item 11.Executive Compensation.
The information required by this item will be included under the captions Director Information, Board and Committees (including Compensation Committee Interlocks and Insider Participation), Compensation of Directors, Compensation Discussion and Analysis, Equity Award Grant Practices, Report of the Compensation and Management Development Committee, Fiscal 2025 Summary Compensation Table, Fiscal 2025 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2025 Year-End, Option Exercises and Stock Vested in Fiscal 2025, Pension Benefits in Fiscal 2025, Fiscal 2025 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, CEO Pay Ratio, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the captions Equity Compensation Plans and Beneficial Ownership of the Company’s Securities of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions Certain Relationships and Related Party Transactions, Director Information, and Board and Committees of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, PCAOB ID: 42.
The information required by this item concerning our principal accountant will be included under the captions Audit Fees and Other Fees, Preapproval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 21, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	32
	Reports of Independent Registered Public Accounting Firm	33
	Consolidated Balance Sheets as of August 31, 2025 and 2024	37
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2025, 2024, and 2023	38
	Consolidated Statements of Cash Flows for the years ended August 31, 2025, 2024, and 2023	39
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2025, 2024, and 2023	40
	Notes to Consolidated Financial Statements	41
(2)	Financial Statement Schedules:
	Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto
(3)	Exhibits filed with this report (begins on next page):
	Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Acuity Inc., Investor Relations Department, 1170 Peachtree Street, N.E., Suite 1200, Atlanta, Georgia 30309

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
EXHIBIT 4	(a)	Description of Securities.	Filed with the Commission as part of this Form 10-K.
	(b)	Indenture, dated as of November 10, 2020, between Acuity Brands Lighting, Inc. and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(c)	First Supplemental Indenture, dated as of November 10, 2020, among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding, LLC, and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
(d)
Officer’s Certificate, dated as of November 10, 2020, pursuant to Sections 3.01 and 3.03 of the Indenture, dated November 10, 2020, setting forth the terms of the 2.150% Senior Notes due 2030. the 2.150% Senior Notes due 2030.
Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(e)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.3 of registrant's Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
(f)
Indenture, dated as of July 28, 2025, among Acuity Inc., Acuity Brands Lighting, Inc., ABL IP Holding LLC, Acuity Intelligent Spaces Inc., QSC, LLC and U.S. Bank Trust Company, National Association, as trustee.
Reference is made to Exhibit 4.10 of registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement as filed with the Commission on July 28, 2025, which is incorporated herein by reference.
EXHIBIT 10(i)	(1)	Five-Year Credit Agreement dated June 30, 2022.	Reference is made to Exhibit 10.1 of registrant’s Form 10-Q as filed with the Commission on June 30, 2022, which is incorporated herein by reference.
(2)
Amendment No. 1 to Credit Agreement, dated as of November 25, 2024, by and among Acuity Brands, Inc., Acuity Brands Lighting, Inc., J.P. Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 27, 2024, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Inc. 2005 Supplemental Deferred Savings Plan, as amended and restated effective as of March 26, 2025.	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
	(2)	Amended and Restated Acuity Brands, Inc. 2011 Nonemployee Director Deferred Compensation Plan, Effective as of January 5, 2022.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.

(3)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(iii)A(12) of registrant's Form 10-K as filed with the Commission on October 26, 2022, which is incorporated herein by reference.
(4)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(5)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(6)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(7)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(8)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(9)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(10)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(11)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(12)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(13)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(14)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions)	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(15)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions)	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(16)	Form of Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(17)	Amendment No. 1 to Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10(iii)A(26) of registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.

(18)	Form of Change in Control Agreement between Acuity Brands, Inc. and Neil M. Ashe	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(19)	Acuity Inc. Matching Gift Program.	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
(20)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(21)	Amendment No. 1 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(81) of registrant’s Form 10-K as filed with the Commission on October 30, 2009, which is incorporated herein by reference.
(22)	Amendment No. 2 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(f) of registrant’s Form 10-Q as filed with the Commission on March 31, 2010, which is incorporated herein by reference.
(23)	Amendment No. 3 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(4) of registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(24)	Amendment No. 4 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(46) of registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(25)	Amendment No. 5 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(43) of registrant's Form 10-K as filed with the Commission on October 27, 2015, which is incorporated herein by reference.
(26)	Amendment No. 6 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(44) of registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(27)	Amendment No. 7 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(iii)A(45) of registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(28)	Amendment No. 8 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 9, 2019, which is incorporated herein by reference.
(29)	Amendment No. 9 to Acuity Brands, Inc. Amended and Restated Severance Agreement between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10(b) of registrant's Form 10-Q as filed with the Commission on April 3, 2019, which is incorporated herein by reference.
(30)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(31)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(32)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.

(33)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(b) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(34)	Amendment No. 4 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(43) of registrant’s Form 10-K as filed with the Commission on October 28, 2024, which is incorporated herein by reference.
(35)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(36)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(37)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(81) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(38)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(82) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(39)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(83) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(40)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(84) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(41)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(85) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(42)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(86) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(43)	Amendment No. 4 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(80) of registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(44)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(87) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(45)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(88) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(46)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(83) of registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(47)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.

(48)	Form of Stock Notification and Award Agreement for stock options, effective October 24, 2013.	Reference is made to Exhibit 10(iii)A(1) of registrant's Form 10-Q as filed with the Commission on April 2, 2014, which is incorporated herein by reference.
(49)	Form of Stock Notification and Award Agreement for stock options, effective October 27, 2014.	Reference is made to Exhibit 10(iii)A(66) of registrant's Form 10-K as filed with the Commission on October 29, 2014, which is incorporated herein by reference.
(50)	Form of Stock Notification and Award Agreement for stock options, effective April 1, 2016.	Reference is made to Exhibit 10(iii)A(1) of registrant's Form 10-Q as filed with the Commission on April 6, 2016, which is incorporated herein by reference.
(51)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(52)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of registrant's Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(53)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(54)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of registrant's Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(55)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(56)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(57)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of registrant's Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(58)	Restricted Stock Award Agreement for Non-Employee Director.	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(59)	Deferred Stock Unit Award Agreement Non-Employee Directors.	Reference is made to Exhibit 10(b) of registrant's Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(60)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(93) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(61)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(62)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(94) of registrant's Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.

	(63)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
	(64)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (TSR October 2022).	Reference is made to Exhibit 10(1) of registrant's Form 10-Q as filed with the Commission on January 9, 2023, which is incorporated herein by reference.
	(65)	Acuity Inc. Non-Employee Director Compensation Schedule.	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
	(66)	Acuity Brands, Inc. 2005 Supplemental Deferred Savings Plan (As Amended and Restated effective March 30, 2023).	Reference is made to Exhibit 10(2) of registrant's Form 10-Q as filed with the Commission on April 4, 2023, which is incorporated herein by reference.
	(67)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Reference is made to Exhibit 10(iii)A(76) of registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(68)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Reference is made to Exhibit 10(iii)A(77) of registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(69)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement	Reference is made to Exhibit 10(iii)A(78) of registrant's Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(70)	Acuity Inc. Short-Term Incentive Plan, as Amended and Restated Effective as of March 26, 2025.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
	(71)	Acuity Inc. 2011 Nonemployee Director Deferred Compensation Plan, (Amended and Restated Effective as of March 26, 2025).	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
	(72)	Amended and Restated Acuity Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference
	(73)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
	(74)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
	(75)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
EXHIBIT 19		Insider Trading Policy.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 97		Acuity Inc. Incentive-Based Compensation Recoupment Policy.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 104		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101 of this Form 10-K.

Item 16.Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY INC.

Date:	October 27, 2025	By:	/S/ NEIL M. ASHE
Neil M. Ashe Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)	October 27, 2025
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2025
Karen J. Holcom

	*	Director	October 27, 2025
Marcia J. Avedon, Ph.D.

	*	Director	October 27, 2025
W. Patrick Battle

	*	Director	October 27, 2025
Michael J. Bender

	*	Director	October 27, 2025
G. Douglas Dillard, Jr.

	*	Director	October 27, 2025
James H. Hance, Jr.

	*	Director	October 27, 2025
Maya Leibman

	*	Director	October 27, 2025
Laura G. O'Shaughnessy

	*	Director	October 27, 2025
Mark J. Sachleben

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 27, 2025
Karen J. Holcom