Form 10-Q
period 2025-11-30
ACUITY INC. (DE)
filed 2026-01-08
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025.

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
Common stock, $0.01 par value — 30,662,621 shares as of January 5, 2026.

ACUITY INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	November 30, 2025	August 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$376.1	$422.5
Accounts receivable, less reserve for doubtful accounts of $4.1 and $4.3, respectively	565.3	593.9
Inventories	518.1	526.7
Prepayments and other current assets	122.0	108.4
Total current assets	1,581.5	1,651.5
Property, plant, and equipment, net	345.0	343.2
Operating lease right-of-use assets	103.6	97.4
Goodwill	1,492.6	1,495.5
Intangible assets, net	1,074.8	1,099.0
Deferred income taxes	12.3	23.4
Other long-term assets	42.3	45.2
Total assets	$4,652.1	$4,755.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396.2	$454.5
Current operating lease liabilities	25.4	23.3
Accrued compensation	86.2	110.0
Other current liabilities	254.6	258.0
Total current liabilities	762.4	845.8
Long-term debt	797.0	896.8
Long-term operating lease liabilities	87.7	84.3
Accrued pension liabilities	39.6	39.2
Deferred income taxes	24.6	24.9
Other long-term liabilities	146.8	139.3
Total liabilities	1,858.1	2,030.3
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 55.0 and 54.9 shares issued, respectively	0.6	0.5
Paid-in capital	1,151.0	1,164.7
Retained earnings	4,401.0	4,285.8
Accumulated other comprehensive loss	(81.4)	(76.5)
Treasury stock, at cost, of 24.3 and 24.2 shares, respectively	(2,677.2)	(2,649.6)
Total stockholders’ equity	2,794.0	2,724.9
Total liabilities and stockholders’ equity	$4,652.1	$4,755.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended
	November 30, 2025	November 30, 2024
Net sales	$1,143.7	$951.6
Cost of products sold	589.9	502.3
Gross profit	553.8	449.3
Selling, distribution, and administrative expenses	393.4	316.0
Operating profit	160.4	133.3
Other expense (income):
Interest expense (income), net	8.4	(4.0)
Miscellaneous (income) expense, net	(0.6)	2.5
Total other expense (income)	7.8	(1.5)
Income before income taxes	152.6	134.8
Income tax expense	32.1	28.1
Net income	$120.5	$106.7

Earnings per share(1):
Basic earnings per share	$3.92	$3.45
Basic weighted average number of shares outstanding	30.705	30.930
Diluted earnings per share	$3.82	$3.35
Diluted weighted average number of shares outstanding	31.561	31.799
Dividends declared per share	$0.17	$0.15

Comprehensive income:
Net income	$120.5	$106.7
Other comprehensive (loss) income items:
Foreign currency translation adjustments	(5.1)	(17.3)
Defined benefit plans, net of tax	0.2	0.5
Other comprehensive loss items, net of tax	(4.9)	(16.8)
Comprehensive income	$115.6	$89.9
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended
	November 30, 2025	November 30, 2024
Cash flows from operating activities:
Net income	$120.5	$106.7
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	38.3	21.6
Share-based payment expense	12.5	12.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	28.0	25.2
Inventories	7.1	(5.1)
Prepayments and other current assets	(10.2)	(1.8)
Accounts payable	(51.4)	(14.5)
Other operating activities	(4.0)	(12.0)
Net cash provided by operating activities	140.8	132.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26.0)	(18.9)
Other investing activities	(0.3)	0.5
Net cash used for investing activities	(26.3)	(18.4)
Cash flows from financing activities:
Repayments of term loan borrowings	(100.0)	—
Repurchases of common stock	(27.1)	(6.7)
Proceeds from stock option exercises and other	1.4	15.6
Payments of taxes withheld on net settlement of equity awards	(27.6)	(23.1)
Dividends paid	(5.3)	(4.5)
Other financing activities	(2.1)	—
Net cash used for financing activities	(160.7)	(18.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(5.3)
Net change in cash and cash equivalents	(46.4)	89.8
Cash and cash equivalents at beginning of period	422.5	845.8
Cash and cash equivalents at end of period	$376.1	$935.6
Supplemental cash flow information:
Income taxes paid during the period	$6.4	$9.6
Interest paid during the period	$16.5	$11.6
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of November 30, 2025, our consolidated comprehensive income for the three months ended November 30, 2025 and November 30, 2024, and our consolidated cash flows for the three months ended November 30, 2025 and November 30, 2024. Certain information and footnote disclosures normally included in our annual financial statements prepared in

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2025 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2025 (“Form 10-K”).
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
Note 3 — Acquisitions
QSC, LLC
On January 1, 2025, we acquired all of the equity interests of QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.2 billion in cash. This acquisition expanded AIS into a cloud-manageable audio, video, and control platform that includes controls, sensors, and software with broad applications across multiple end-markets including education, commercial, hospitality, government, healthcare, and transportation. We funded the transaction using cash on hand and proceeds from our indebtedness. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
We accounted for the acquisition of QSC in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their estimated acquisition-date fair values. Acquisition-related professional fees were expensed as incurred in fiscal 2025 for $23.8 million, of which $4.6 million was incurred during the three months ended November 30, 2024. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.

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
Assets and liabilities for QSC have been reflected in the Consolidated Balance Sheets since the acquisition date. The preliminary goodwill is recorded in the AIS segment, and it is primarily comprised of benefits related to the expansion of AIS’ technology and audio, video, and control solution product portfolios. Approximately $350.0 million of the preliminary goodwill is expected to be deductible for tax purposes.
Amounts recorded for acquired assets and liabilities are deemed to be provisional until disclosed otherwise, as we continue to gather information related to the identification and valuation of acquired assets and liabilities. These amounts may change as we finalize the allocation. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to income taxes and residual goodwill. The final determination of acquisition-date fair values will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. No measurement period adjustments were recorded during the first quarter of fiscal 2026.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — New Accounting Pronouncements
Accounting Standards Yet to Be Adopted
Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, which requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses. Annual disclosures are required for fiscal years beginning after December 15, 2026, or our fiscal 2028. Interim disclosures are required for periods within fiscal years beginning after December 15, 2027, or our fiscal 2029. Prospective application is required, and retrospective application is permitted. Early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt the standard as required in our annual disclosures for fiscal 2026.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	November 30, 2025				August 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$376.1	$—	$—	$376.1	$422.5	$—	$—	$422.5
Assets in fair value hierarchy	376.1	—	—	376.1	422.5	—	—	422.5
Other investments(1)				6.1				5.1
Total assets at fair value	$376.1	$—	$—	$382.2	$422.5	$—	$—	$427.6
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $452.9 million and $446.7 million as of November 30, 2025 and August 31, 2025, respectively.
We had $300.0 million and $400.0 million of borrowings outstanding under our Term Loan Facility (as defined herein) as of November 30, 2025 and August 31, 2025, respectively. Such borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	November 30, 2025	August 31, 2025
Raw materials, supplies, and work in process (1)	$256.1	$246.8
Finished goods	291.4	306.7
Inventories excluding reserves	547.5	553.5
Less: Reserves	(29.4)	(26.8)
Total inventories	$518.1	$526.7
_______________________________________
(1) Due to the immaterial amount of estimated work in process and the short lead times for the conversion of raw materials to finished goods, we do not believe the segregation of raw materials and work in process is meaningful information.

ACUITY INC.
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	November 30, 2025	August 31, 2025
Land	$22.3	$22.2
Buildings and leasehold improvements	238.2	235.3
Machinery, equipment, and information technology	852.8	839.4
Total property, plant, and equipment, at cost	1,113.3	1,096.9
Less: Accumulated depreciation and amortization	(768.3)	(753.7)
Property, plant, and equipment, net	$345.0	$343.2
In the third quarter of fiscal 2025, one of our assets, with a carrying value of $5.5 million, met the criteria to be classified as held for sale. This asset is reflected within Prepayments and other current assets on our Consolidated Balance Sheets. It is expected to be sold within one year.
Note 8 — Goodwill and Intangible Assets
Through multiple acquisitions, we acquired definite-lived intangible assets consisting primarily of customer relationships, developed technology and patents, distribution networks, and trademarks and trade names associated with specific products, which are amortized over their estimated useful lives. Indefinite-lived intangible assets consist of trade names that are expected to generate cash flows indefinitely.
We recorded amortization expense for definite-lived intangible assets of $23.4 million and $8.7 million during the three months ended November 30, 2025 and November 30, 2024, respectively.
The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	AIS	Total
Balance at August 31, 2025	$1,016.0	$479.5	$1,495.5
Foreign currency translation adjustments	(1.6)	(1.3)	(2.9)
Balance at November 30, 2025	$1,014.4	$478.2	$1,492.6

	ABL	AIS	Total
Balance at August 31, 2024	$1,015.1	$83.6	$1,098.7
Foreign currency translation adjustments	(4.9)	(2.0)	(6.9)
Balance at November 30, 2024	$1,010.2	$81.6	$1,091.8
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	November 30, 2025	August 31, 2025
Customer incentive programs(1)	$50.0	$46.5
Refunds to customers(1)	29.7	31.7
Current deferred revenues(1)	22.4	21.4
Sales commissions	25.1	30.8
Freight costs	11.0	13.3
Product warranty costs(2)	28.5	29.4
Tax-related items(3)	27.0	25.3
Interest on debt(4)	6.0	3.8
Other	54.9	55.8
Total other current liabilities	$254.6	$258.0
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
Unsecured Notes
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at November 30, 2025 and August 31, 2025.
On November 25, 2024, we entered into an amendment to the Credit Agreement that, among other things, provided for a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”), which could be drawn in a single borrowing at any time, subject to certain conditions. In connection with the acquisition of QSC, we incurred an aggregate $600.0 million in indebtedness under the Term Loan Facility. In fiscal 2025, we voluntarily repaid $200.0 million of the outstanding obligation. In the first quarter of fiscal 2026, we voluntarily repaid an additional $100.0 million of the outstanding obligation. We had borrowings outstanding under the Term Loan Facility of $300.0 million and $400.0 million at November 30, 2025 and August 31, 2025, respectively.
The Term Loan Facility will mature on June 30, 2027, which is the maturity date of the revolving loans and commitments under the existing Credit Agreement. Borrowings under the Term Loan Facility bear interest at an adjusted term Secured Overnight Financing Rate (“SOFR”), adjusted daily simple SOFR rate, or base rate, at the Company’s option, plus an applicable margin. The applicable margin is based on, at our option, the Company’s leverage ratio or ratings level, each as defined in the Credit Agreement, and ranges from 0.875% to 1.375% (for

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SOFR-based loans) and from 0.0% to 0.375% (for base rate loans).
The covenants and events of default that apply to the revolving loans and commitments under the Credit Agreement also apply to the Term Loan Facility, and borrowings under the Term Loan Facility are guaranteed by the Company and the subsidiaries of the Company that guarantee the revolving loans and commitments.
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At November 30, 2025, we had additional borrowing capacity under the Credit Agreement of $593.0 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $7.0 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance policies.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2025, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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
Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs, excluding any estimated or actual lost recoveries, during the periods presented (in millions):

	Three Months Ended
	November 30, 2025	November 30, 2024
Beginning balance	$44.1	$37.5
Product warranty costs	7.1	6.3
Payments and other deductions	(8.2)	(9.3)
Ending balance	$43.0	$34.5

ACUITY INC.
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
Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2025	30.7		$0.5	$1,164.7	$4,285.8	$(76.5)	$(2,649.6)	$2,724.9
Net income	—		—	—	120.5	—	—	120.5
Other comprehensive loss	—		—	—	—	(4.9)	—	(4.9)
Share-based payment amortization, issuances, and cancellations	0.1		0.1	(15.1)	—	—	—	(15.0)
Stock options exercised and other	—	*	—	1.4	—	—	—	1.4
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.1)		—	—	—	—	(27.6)	(27.6)
Balance, November 30, 2025	30.7		$0.6	$1,151.0	$4,401.0	$(81.4)	$(2,677.2)	$2,794.0
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.
* Represents shares of less than 0.1 million.

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2024	30.8		$0.5	$1,115.9	$3,909.8	$(114.9)	$(2,532.5)	$2,378.8
Net income	—		—	—	106.7	—	—	106.7
Other comprehensive loss	—		—	—	—	(16.8)	—	(16.8)
Share-based payment amortization, issuances, and cancellations	0.1		—	(11.0)	—	—	—	(11.0)
Stock options exercised and other	0.1		—	15.6	—	—	—	15.6
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.5)	—	—	(4.5)
Repurchases of common stock	—	*	—	—	—	—	(5.4)	(5.4)
Balance, November 30, 2024	31.0		$0.5	$1,120.5	$4,012.0	$(131.7)	$(2,537.9)	$2,463.4
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	November 30, 2025	August 31, 2025
Current deferred revenues	$22.4	$21.4
Non-current deferred revenues	35.6	38.0
Current deferred revenues primarily consist of upfront fees collected for service-type warranties, time-bound software licenses, software as a service arrangements, and professional fees and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the three months ended November 30, 2025 totaled $7.8 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from November 30, 2025 and consist primarily of orders for physical goods that have not yet been shipped.

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

	Three Months Ended
	November 30, 2025	November 30, 2024
ABL:
Independent sales network	$666.3	$643.9
Direct sales network	90.4	107.2
Retail sales	46.8	44.9
Corporate accounts	39.9	32.7
OEM and other	51.7	57.3
Total ABL	895.1	886.0
AIS	257.4	73.5
Eliminations	(8.8)	(7.9)
Total	$1,143.7	$951.6
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended
	November 30, 2025	November 30, 2024
Share-based payment expense	$12.5	$12.1
Further details regarding our share-based payments are included within the Share-based Payments footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 15 — Pension Plans
We have pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We historically have made at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in fixed income and equity securities.

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

	Three Months Ended
	November 30, 2025	November 30, 2024
Service cost	$1.1	$1.4
Interest cost	1.2	2.4
Expected return on plan assets	(0.7)	(2.1)
Recognized actuarial loss	0.4	0.7
Net periodic pension cost	$2.0	$2.4
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Other Expense
The following table summarizes the components of Other expense (income), net for the periods presented (in millions):

	Three Months Ended
	November 30, 2025	November 30, 2024
Interest expense (income), net:
Interest expense	$10.5	$6.1
Interest income	(2.1)	(10.1)
Interest expense (income), net	8.4	(4.0)
Miscellaneous (income) expense, net:
Non-service components of net periodic pension cost	0.9	1.0
Foreign currency transaction losses	0.1	0.1
Other items	(1.6)	1.4
Miscellaneous (income) expense, net	(0.6)	2.5
Other expense (income), net	$7.8	$(1.5)

ACUITY INC.
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended
	November 30, 2025	November 30, 2024
Net income	$120.5	$106.7
Basic weighted average shares outstanding	30.705	30.930
Common stock equivalents	0.856	0.869
Diluted weighted average shares outstanding	31.561	31.799
Basic earnings per share(1)	$3.92	$3.45
Diluted earnings per share(1)	$3.82	$3.35
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the three months ended November 30, 2025 and November 30, 2024.
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
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2025	$(60.1)	$(16.4)	$(76.5)
Other comprehensive loss before reclassifications	(5.1)	—	(5.1)
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.2	0.2
Net current period other comprehensive (loss) income	(5.1)	0.2	(4.9)
Balance at November 30, 2025	$(65.2)	$(16.2)	$(81.4)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive loss before reclassifications	(17.3)	—	(17.3)
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.5	0.5
Net current period other comprehensive (loss) income	(17.3)	0.5	(16.8)
Balance at November 30, 2024	$(88.2)	$(43.5)	$(131.7)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive loss for the periods presented (in millions):

	Three Months Ended
	November 30, 2025			November 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(5.1)	$—	$(5.1)	$(17.3)	$—	$(17.3)
Actuarial losses on defined benefit pension plans	0.4	(0.2)	0.2	0.7	(0.2)	0.5
Other comprehensive loss	$(4.7)	$(0.2)	$(4.9)	$(16.6)	$(0.2)	$(16.8)
Note 19 — Segment Information
We report our financial results of operations in two reportable segments, ABL and AIS, consistent with how our chief operating decision maker (“CODM”), Neil Ashe, Chairman, President and Chief Executive Officer, evaluates operating results, assesses performance, and allocates resources within the Company. See the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements for further details on how we identify our reportable segments.
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
The accounting policies of our reportable segments are the same as those described in the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K. Corporate expenses that are primarily administrative in function and benefit the Company on an entity-wide basis are not allocated to segments. These include expenses related to governance, policy setting, compliance, and certain other shared services functions. Additionally, net interest expense (income), net miscellaneous (income) expense, and income tax expense are not allocated to segments.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended November 30, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$895.1	$257.4	$—	$(8.8)	$1,143.7
Cost of goods sold	494.5	104.2	—	(8.8)	589.9
Selling, distribution, and administrative expenses	251.6	116.2	25.6	—	393.4
Operating profit	$149.0	$37.0	$(25.6)	$—	160.4
Interest expense, net					8.4
Miscellaneous income, net					(0.6)
Income before income taxes					$152.6
Supplemental Information:
Depreciation and amortization	$17.1	$20.4	$0.8	$—	$38.3
Segment assets	853.2	230.2	3,568.7	—	4,652.1
Capital expenditures	23.3	2.7	—	—	26.0

	Three Months Ended November 30, 2024
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$886.0	$73.5	$—	$(7.9)	$951.6
Cost of goods sold	479.6	30.6	—	(7.9)	502.3
Selling, distribution, and administrative expenses	263.1	32.1	20.8	—	316.0
Operating profit	$143.3	$10.8	$(20.8)	$—	133.3
Interest income, net					(4.0)
Miscellaneous expense, net					2.5
Income before income taxes					$134.8
Supplemental Information:
Depreciation and amortization	$17.6	$3.4	$0.6	$—	$21.6
Segment assets	868.2	57.6	2,938.5	—	3,864.3
Capital expenditures	18.1	0.8	—	—	18.9

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of November 30, 2025 and for the three months ended November 30, 2025 and November 30, 2024. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2025 (“Form 10-K”).
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
Our significant contractual cash requirements primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. Refer to Financing Arrangements below for a discussion of significant changes to our contractual obligations for the first three months of fiscal 2026.
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
Cash
Our cash position at November 30, 2025 was $376.1 million, a decrease of $46.4 million from August 31, 2025. Cash generated from operating activities and cash on hand were used during the current year to voluntarily repay $100.0 million of borrowings on our Term Loan Facility (as defined below) as well as to fund our capital allocation priorities as discussed below.
We generated $140.8 million of cash flows from operating activities during the three months ended November 30, 2025, compared to $132.2 million in the prior-year period, an increase of $8.6 million. Cash flows from operations increased due primarily to higher profit, partially offset by the timing of payments for inventory purchases.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of the terms of our various financing arrangements, including the 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”), the terms of our five-year unsecured revolving credit facility (“Revolving Credit Facility”), and the terms of our unsecured term loan facility (“Term Loan Facility”) due June 30, 2027.
At November 30, 2025, our outstanding debt balance was $797.0 million, which consisted of our Unsecured Notes and borrowings on our Term Loan Facility, compared to our cash position of $376.1 million. We were in compliance with all covenants under our financing arrangements as of November 30, 2025.
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

Summarized Balance Sheet Information	November 30, 2025	August 31, 2025
Current assets	$971.1	$1,068.2
Amounts due from non-guarantor affiliates	273.3	303.5
Non-current assets	1,351.1	1,369.4
Current liabilities	534.2	604.0
Non-current liabilities	1,041.1	1,138.4

Summarized Income Statement Information	Three Months Ended November 30, 2025
Net sales	$814.2
Gross profit	359.2
Net income	87.5
In October 2025, we voluntarily repaid $100.0 million of our outstanding Term Loan Facility obligation. As of November 30, 2025, we had $300.0 million in borrowings outstanding under the Term Loan Facility.
At November 30, 2025, we had additional borrowing capacity under the Credit Agreement of $593.0 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility of $600.0 million less outstanding letters of credit of $7.0 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance policies. As of November 30, 2025, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $969.1 million.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $26.0 million and $18.9 million in property, plant, and equipment during the three months ended November 30, 2025 and November 30, 2024, respectively. We invested primarily in new and enhanced equipment, information technology, tooling, and facility improvements in fiscal 2026.
Strategic Acquisitions, Investments, and Divestitures
We seek opportunities to strategically expand and enhance our portfolio of solutions.
QSC, LLC
On January 1, 2025, we acquired all of the equity interests of QSC, LLC (“QSC”), a leader in the design, engineering, and manufacturing of audio, video, and control solutions and services, for $1.2 billion. This acquisition expanded AIS into a cloud-manageable audio, video, and control platform that includes controls, sensors, and software with broad applications across multiple end-markets including education, commercial, hospitality, government, healthcare, and transportation. We funded the transaction using cash on hand and proceeds from our

Term Loan Facility. The operating results, assets, liabilities, and cash flows of QSC have been included in our consolidated financial statements since the date of acquisition.
Please refer to the Acquisitions footnote of the Notes to Consolidated Financial Statements for more information.
Dividends
We paid dividends on our common stock of $5.3 million ($0.17 per share) and $4.5 million ($0.15 per share) during the three months ended November 30, 2025 and November 30, 2024, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first three months of fiscal 2026 and 2025, we repurchased approximately 0.1 million shares and less than 0.1 million shares of our outstanding common stock for $27.6 million and $5.4 million, respectively.
Total cash outflows for share repurchases during the three months ended November 30, 2025 and November 30, 2024 were $27.1 million and $6.7 million, respectively.
We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of November 30, 2025, 3.3 million shares remained available within the program to repurchase.

Results of Operations
First Quarter of Fiscal 2026 Compared with First Quarter of Fiscal 2025
The following table sets forth information comparing the components of net income for the three months ended November 30, 2025 and November 30, 2024 (in millions except per-share data):

	Three Months Ended
	November 30, 2025	November 30, 2024	Increase (Decrease)		Percent Change
Net sales	$1,143.7	$951.6	$192.1		20.2%
Cost of products sold	589.9	502.3	87.6		17.4%
Gross profit	553.8	449.3	104.5		23.3%
Percent of net sales	48.4%	47.2%	120	bps
Selling, distribution, and administrative expenses(1)	393.4	316.0	77.4		24.5%
Operating profit	160.4	133.3	27.1		20.3%
Percent of net sales	14.0%	14.0%	—	bps
Other expense (income):
Interest expense (income), net	8.4	(4.0)	12.4		NM
Miscellaneous (income) expense, net	(0.6)	2.5	(3.1)		NM
Total other expense (income)	7.8	(1.5)	9.3		NM
Income before income taxes	152.6	134.8	17.8		13.2%
Percent of net sales	13.3%	14.2%	(90)	bps
Income tax expense	32.1	28.1	4.0		14.2%
Effective tax rate	21.0%	20.8%
Net income	$120.5	$106.7	$13.8		12.9%
Diluted earnings per share	$3.82	$3.35	$0.47		14.0%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $4.6 million in acquisition-related costs.
Net Sales
Net sales for the first quarter of fiscal 2026 increased $192.1 million, or 20.2%, to $1.1 billion, compared with $951.6 million in the prior-year period due primarily to an increase in sales in our AIS segment, driven by the acquisition of QSC, as well as an increase in net sales in our ABL segment.
Gross Profit
Gross profit for the first quarter of fiscal 2026 increased $104.5 million, or 23.3%, to $553.8 million, compared with $449.3 million in the prior-year period, and gross profit margin increased 120 basis points to 48.4%, compared with 47.2% in prior-year period. Our gross profit increased compared with the prior period due primarily to contributions from the QSC acquisition. The improvement at AIS was partially offset by lower gross profit at ABL due primarily to higher production costs, partially offset by the fall through of higher sales and lower materials costs.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the first quarter of fiscal 2026 were $393.4 million, compared with $316.0 million in the prior-year period, an increase of $77.4 million, or 24.5%. The increase in SD&A expenses was due primarily to amounts related to the QSC acquisition, including higher employee-related costs and higher amortization from acquired intangibles.
Operating profit for the first quarter of fiscal 2026 was $160.4 million (14.0% of net sales), compared with $133.3 million (14.0% of net sales) for the prior-year period, an increase of $27.1 million, or 20.3%. The increase in operating profit was due to higher gross profit, partially offset by higher SD&A expenses.

Interest Expense (Income), net
We reported net interest expense of $8.4 million and net interest income of $4.0 million for the first quarter of fiscal 2026 and 2025, respectively. The increase in net interest expense was due primarily to interest incurred on our outstanding Term Loan Facility and lower interest-bearing cash and cash equivalent balances held during the period as a result of our purchase of QSC in the second quarter of fiscal 2025.
Miscellaneous (Income) Expense, net
Miscellaneous (income) expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. We reported net miscellaneous income of $0.6 million and net miscellaneous expense of $2.5 million for the first quarter of fiscal 2026 and 2025, respectively.
Income Taxes and Net Income
Our effective income tax rate was 21.0% and 20.8% for the first quarter of fiscal 2026 and 2025, respectively.
Net income for the first quarter of fiscal 2026 increased $13.8 million, or 12.9%, to $120.5 million, from $106.7 million reported for the prior-year period. This increase was due primarily to higher operating profit, partially offset by higher net interest expense and income tax expense. Diluted earnings per share for the first quarter of fiscal 2026 increased $0.47, or 14.0%, to $3.82 compared with diluted earnings per share of $3.35 for the prior-year period. This increase reflects higher net income, as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the three months ended November 30, 2025 and November 30, 2024 (in millions):

	Three Months Ended
	November 30, 2025	November 30, 2024	Increase (Decrease)	Percent Change
ABL:
Net sales	$895.1	$886.0	$9.1	1.0%
Gross profit	400.6	406.4	(5.8)	(1.4)%
Operating profit	149.0	143.3	5.7	4.0%

Gross profit margin	44.8%	45.9%	(110)	bps
Operating profit margin	16.6%	16.2%	40	bps

AIS:
Net sales	$257.4	$73.5	$183.9	250.2%
Gross profit	153.2	42.9	110.3	257.1%
Operating profit	37.0	10.8	$26.2	242.6%

Gross profit margin	59.5%	58.4%	110	bps
Operating profit margin	14.4%	14.7%	(30)	bps
ABL net sales for the first quarter of fiscal 2026 increased 1.0% compared with the prior-year period. This increase was due primarily to higher net sales within the independent sales network and corporate accounts channels, partially offset by lower net sales within the direct sales network.
ABL gross profit was $400.6 million (44.8% of ABL net sales) for the first quarter of fiscal 2026, compared with $406.4 million (45.9% of ABL net sales) in the prior-year period, a decrease of $5.8 million. The decrease in gross profit was due primarily to higher production costs, partially offset by the fall through of higher net sales and favorable materials cost.
ABL operating profit was $149.0 million (16.6% of ABL net sales) for the first quarter of fiscal 2026, compared with $143.3 million (16.2% of ABL net sales) in the prior-year period, an increase of $5.7 million. The increase in operating profit was due primarily to lower selling and employee costs, which more than offset the decline in gross profit.

AIS net sales for the first quarter of fiscal 2026 increased 250.2% compared with the prior-year period. The increase was due primarily to the acquisition of QSC. Additionally, sales of Distech products increased during the first quarter of fiscal 2026.
AIS gross profit was $153.2 million (59.5% of AIS net sales) for the first quarter of fiscal 2026, compared with $42.9 million (58.4% of AIS net sales) in the prior-year period, an increase of $110.3 million. The increase in gross profit was due primarily to the acquisition of QSC as well as the fall through of higher Distech net sales.
AIS operating profit was $37.0 million (14.4% of AIS net sales) for the first quarter of fiscal 2026, compared with $10.8 million (14.7% of AIS net sales) in the prior-year period, an increase of $26.2 million. This increase primarily reflects higher operating profit from the QSC acquisition. AIS's operating results also include higher amortization from acquired intangibles from the QSC acquisition.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As discussed in the Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition; inventory valuation; business combinations; and goodwill and indefinite-lived intangible assets. We base our estimates and judgments on our substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We discuss the development of critical accounting estimates with the Audit Committee of the Board of Directors on a recurring basis.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of November 30, 2025.
However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of a control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.
There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three months ended November 30, 2025, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
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
As of November 30, 2025, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled approximately 3.3 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended November 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
9/1/2025 through 9/30/2025	9,310	$338.04	9,310	3,330,061
10/1/2025 through 10/31/2025	32,673	$362.22	32,673	3,297,388
11/1/2025 through 11/30/2025	35,164	$357.37	35,164	3,262,224
Total	77,147	$357.09	77,147	3,262,224
Item 5.    Other Information
On October 29, 2025, Karen J. Holcom, Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for (i) the sale of shares of common stock of the Company, and (ii) the exercise of employee stock options and sale of the underlying shares of common stock of the Company. The plan has an effective date of January 28, 2026, and an expiration date of October 23, 2026. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan, the aggregate number of shares of common stock of the Company to be sold is not to exceed 8,153 shares, and the aggregate number of employee stock options to be exercised and underlying shares of common stock of the Company to be sold is not to exceed 897 shares.
Other than as described above, during the first quarter of fiscal 2026, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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
ACUITY INC.

Date:	January 8, 2026	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	January 8, 2026	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)