Form 10-Q
period 2026-02-28
ACUITY INC. (DE)
filed 2026-04-02
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026.

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
Common stock, $0.01 par value — 30,315,168 shares as of March 31, 2026.

ACUITY INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	February 28, 2026	August 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272.5	$422.5
Accounts receivable, less reserve for doubtful accounts of $6.3 and $4.3, respectively	579.0	593.9
Inventories	515.2	526.7
Prepayments and other current assets	138.5	108.4
Total current assets	1,505.2	1,651.5
Property, plant, and equipment, net	350.3	343.2
Operating lease right-of-use assets	101.9	97.4
Goodwill	1,497.4	1,495.5
Intangible assets, net	1,056.4	1,099.0
Deferred income taxes	3.2	23.4
Other long-term assets	44.1	45.2
Total assets	$4,558.5	$4,755.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354.6	$454.5
Current operating lease liabilities	26.3	23.3
Accrued compensation	106.2	110.0
Other current liabilities	241.0	258.0
Total current liabilities	728.1	845.8
Long-term debt	697.1	896.8
Long-term operating lease liabilities	84.8	84.3
Accrued pension liabilities	39.9	39.2
Deferred income taxes	27.2	24.9
Other long-term liabilities	140.6	139.3
Total liabilities	1,717.7	2,030.3
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 55.0 and 54.9 shares issued, respectively	0.6	0.5
Paid-in capital	1,164.5	1,164.7
Retained earnings	4,491.5	4,285.8
Accumulated other comprehensive loss	(60.7)	(76.5)
Treasury stock, at cost, of 24.5 and 24.2 shares, respectively	(2,755.1)	(2,649.6)
Total stockholders’ equity	2,840.8	2,724.9
Total liabilities and stockholders’ equity	$4,558.5	$4,755.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net sales	$1,055.7	$1,006.3	$2,199.4	$1,957.9
Cost of products sold	535.3	538.3	1,125.2	1,040.6
Gross profit	520.4	468.0	1,074.2	917.3
Selling, distribution, and administrative expenses	381.5	357.8	774.9	673.8
Special charges	5.9	—	5.9	—
Operating profit	133.0	110.2	293.4	243.5
Other expense (income):
Interest expense, net	7.0	6.9	15.4	2.9
Miscellaneous expense, net	3.1	1.0	2.5	3.5
Total other expense	10.1	7.9	17.9	6.4
Income before income taxes	122.9	102.3	275.5	237.1
Income tax expense	26.1	24.8	58.2	52.9
Net income	$96.8	$77.5	$217.3	$184.2

Earnings per share(1):
Basic earnings per share	$3.16	$2.50	$7.09	$5.95
Basic weighted average number of shares outstanding	30.630	30.999	30.660	30.957
Diluted earnings per share	$3.09	$2.45	$6.91	$5.80
Diluted weighted average number of shares outstanding	31.362	31.700	31.454	31.742
Dividends declared per share	$0.20	$0.17	$0.37	$0.32

Comprehensive income:
Net income	$96.8	$77.5	$217.3	$184.2
Other comprehensive income (loss) items:
Foreign currency translation adjustments	20.4	(11.7)	15.3	(29.0)
Defined benefit plans, net of tax	0.3	0.5	0.5	1.0
Other comprehensive income (loss) items, net of tax	20.7	(11.2)	15.8	(28.0)
Comprehensive income	$117.5	$66.3	$233.1	$156.2
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	February 28, 2026	February 28, 2025
Cash flows from operating activities:
Net income	$217.3	$184.2
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	77.1	52.1
Share-based payment expense	25.6	23.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15.9	36.0
Inventories	11.3	7.6
Prepayments and other current assets	(23.8)	(26.4)
Accounts payable	(94.2)	(11.0)
Other operating activities	0.7	(74.4)
Net cash provided by operating activities	229.9	191.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(41.8)	(28.6)
Acquisition of business, net of cash acquired	—	(1,165.0)
Other investing activities	(0.8)	3.2
Net cash used for investing activities	(42.6)	(1,190.4)
Cash flows from financing activities:
Borrowings from term loan	—	600.0
Repayments of term loan borrowings	(200.0)	—
Repurchases of common stock	(103.0)	(22.6)
Proceeds from stock option exercises and other	2.3	17.0
Payments of taxes withheld on net settlement of equity awards	(28.1)	(23.6)
Dividends paid	(11.6)	(10.0)
Other financing activities	(1.6)	(1.1)
Net cash (used for) provided by financing activities	(342.0)	559.7
Effect of exchange rate changes on cash and cash equivalents	4.7	(8.8)
Net change in cash and cash equivalents	(150.0)	(447.9)
Cash and cash equivalents at beginning of period	422.5	845.8
Cash and cash equivalents at end of period	$272.5	$397.9
Supplemental cash flow information:
Income taxes paid during the period	$31.2	$87.1
Interest paid during the period	$25.9	$20.4
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
Acuity Brands Lighting Segment
Our mission at ABL is to provide sustainable and intelligent lighting solutions that enrich communities where people live, learn, work, and play. Our strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. At ABL, our offering combines luminaires with advanced electronics. Our luminaires deliver performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, provides connectivity and functionality. ABL's portfolio of products includes, but is not limited to the following brands: AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, FrescoTM, Gotham®, Healthcare Lighting®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminaire LEDTM, Luminis®, Mark Architectural LightingTM, NightingaleTM, nLight®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
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
Acuity Intelligent Spaces Segment
At AIS, through Atrius®, Distech Controls®, and QSC®, we have unique and disruptive technologies that are driving productivity for people experiencing spaces and for the people providing those spaces. We do this through edge-with-cloud network effects, data-driven growth, a global operating model and end-customer focus.
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of February 28, 2026, our consolidated comprehensive income for the three and six months ended February 28, 2026 and February 28,

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2025, and our consolidated cash flows for the six months ended February 28, 2026 and February 28, 2025. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2025 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2025 (“Form 10-K”).
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
We accounted for the acquisition of QSC in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). We recorded acquired assets and liabilities at their acquisition date fair values. We finalized the purchase accounting for QSC during the second quarter of fiscal 2026. No measurement period adjustments were recorded during the three and six months ended February 28, 2026.
Acquisition-related professional fees of $23.8 million were expensed as incurred in fiscal 2025, of which $14.1 million and $18.7 million were incurred during the three and six months ended February 28, 2025, respectively. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the final fair values of the assets and liabilities obtained in connection with the QSC acquisition as of January 1, 2025 (in millions):

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
The final fair values and useful lives of identifiable intangible assets as of January 1, 2025 are as follows:

	Weighted Average Useful Life (Years)	Fair Value (in millions)
Developed technology and patents(1)	10	$434.0
Customer relationships	19	145.0
Trademarks	18	133.0
Other	1	1.9
Total identifiable intangible assets	13	$713.9
____________________________________
(1) Substantially all of the developed technology intangible assets relates to Q-SYS, an audio, video, and control platform.
Assets and liabilities for QSC have been reflected in the Consolidated Balance Sheets since the acquisition date. The goodwill is recorded in the AIS segment, and it is primarily comprised of benefits related to the expansion of AIS’ technology and audio, video, and control solution product portfolios. Approximately $350.0 million of the goodwill is deductible for tax purposes.
The operating results of QSC have been included in our consolidated financial statements since the date of acquisition. The following table provides the amount of QSC net sales and net income included within our consolidated financial statements for fiscal 2025 since the acquisition date (in millions):

	February 28, 2025
	Three Months Ended	Six Months Ended
Net sales	$95.1	$95.1
Net income(1)	(1.7)	(1.7)
____________________________________
(1) Net income includes pre-tax nonrecurring acquisition date fair value adjustments to inventory of $10.4 million and amortization of acquired intangible assets of $7.8 million for the three and six months ended February 28, 2025.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have included unaudited pro forma financial information for fiscal 2025 to show the impacts of the QSC acquisition to our consolidated results assuming the acquisition closed as of the first day of fiscal 2024. The unaudited pro forma information is not necessarily indicative of our results of operations had the acquisition been completed on this date, neither is it necessarily indicative of our future results. Amounts in the table below combine our previously reported results with QSC’s results for the corresponding periods as well as adjustments for purchase accounting, accounting policy alignments, changes to our capital structure, including additional interest expense associated with borrowings to fund the acquisition, and other nonrecurring items that were incurred in connection with the acquisition, assuming they occurred as of September 1, 2023 (in millions):

	Quarter-to-Date	Year-to-Date
	February 28, 2025	February 28, 2025
Revenue	$1,059.4	$2,158.6
Net income	98.2	208.8
Note 4 — New Accounting Pronouncements
Accounting Standards Yet to Be Adopted
Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”)
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, which modernizes the accounting for internal-use software costs by aligning the guidance with incremental and iterative software development methods used today. The amendment removes all references to development stages and requires capitalization of software costs to begin once management approves funds for the project and it is probable the software will be completed and used as intended. The amendment may be applied prospectively, retrospectively, or using a modified prospective approach, and early adoption is permitted. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, or our fiscal 2029. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	February 28, 2026				August 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$272.5	$—	$—	$272.5	$422.5	$—	$—	$422.5
Assets in fair value hierarchy	272.5	—	—	272.5	422.5	—	—	422.5
Other investments(1)				6.1				5.1
Total assets at fair value	$272.5	$—	$—	$278.6	$422.5	$—	$—	$427.6
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $454.9 million and $446.7 million as of February 28, 2026 and August 31, 2025, respectively.
We had $200.0 million and $400.0 million of borrowings outstanding under our Term Loan Facility (as defined herein) as of February 28, 2026 and August 31, 2025, respectively. Such borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	February 28, 2026	August 31, 2025
Raw materials, supplies, and work in process (1)	$262.0	$246.8
Finished goods	285.2	306.7
Inventories excluding reserves	547.2	553.5
Less: Reserves	(32.0)	(26.8)
Total inventories	$515.2	$526.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	February 28, 2026	August 31, 2025
Land	$22.6	$22.2
Buildings and leasehold improvements	242.6	235.3
Machinery, equipment, and information technology	871.5	839.4
Total property, plant, and equipment, at cost	1,136.7	1,096.9
Less: Accumulated depreciation and amortization	(786.4)	(753.7)
Property, plant, and equipment, net	$350.3	$343.2
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
We recorded amortization expense for definite-lived intangible assets of $24.0 million and $16.8 million during the three months ended February 28, 2026 and February 28, 2025, respectively and $47.4 million and $25.5 million during the six months ended February 28, 2026 and February 28, 2025, respectively.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	AIS	Total
Balance at August 31, 2025	$1,016.0	$479.5	$1,495.5
Foreign currency translation adjustments	1.2	0.7	1.9
Balance at February 28, 2026	$1,017.2	$480.2	$1,497.4

	ABL	AIS	Total
Balance at August 31, 2024	$1,015.1	$83.6	$1,098.7
Provisional amounts from acquired businesses	—	363.5	363.5
Foreign currency translation adjustments	(8.2)	(3.7)	(11.9)
Balance at February 28, 2025	$1,006.9	$443.4	$1,450.3
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	February 28, 2026	August 31, 2025
Customer incentive programs(1)	$33.1	$46.5
Refunds to customers(1)	31.9	31.7
Current deferred revenues(1)	23.3	21.4
Sales commissions	30.3	30.8
Freight costs	21.3	13.3
Product warranty costs(2)	27.0	29.4
Tax-related items(3)	21.6	25.3
Interest on debt(4)	3.1	3.8
Other	49.4	55.8
Total other current liabilities	$241.0	$258.0
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
Lines of Credit
On June 30, 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with a $600.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with the ability to request an additional $400.0 million of borrowing capacity. We had no short-term borrowings outstanding under the Revolving Credit Facility at February 28, 2026 and August 31, 2025.
On November 25, 2024, we entered into an amendment to the Credit Agreement that, among other things, provided for a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”), which could be drawn in a single borrowing at any time, subject to certain conditions. In connection with the acquisition of QSC, we incurred an aggregate $600.0 million in indebtedness under the Term Loan Facility. In fiscal 2025, we voluntarily repaid $200.0 million of the outstanding obligation. In the first six months of fiscal 2026, we voluntarily repaid an additional $200.0 million of the outstanding obligation. We had borrowings outstanding under the Term Loan Facility of $200.0 million and $400.0 million at February 28, 2026 and August 31, 2025, respectively.
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
We were in compliance with all financial covenants under the Credit Agreement as of the periods presented. At February 28, 2026, we had additional borrowing capacity under the Credit Agreement of $593.4 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility less outstanding letters of credit of $6.6 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance policies.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our Revolving Credit Facility with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2026, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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
Although we assume that historical experience will continue to be the best indicator of future warranty costs, we cannot assure that future warranty costs will not exceed historical amounts, and/or loss recoveries will be fully collectible. If actual future warranty costs exceed recorded amounts, or recoveries are no longer collectible, adjustments to our accruals and/or receivables may be warranted, which could have a material adverse impact on our results of operations and cash flows.
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

	Six Months Ended
	February 28, 2026	February 28, 2025
Beginning balance	$44.1	$37.5
Product warranty costs	16.3	14.1
Payments and other deductions	(19.7)	(19.9)
Acquired warranty liabilities	—	7.8
Ending balance	$40.7	$39.5
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2025	30.7		$0.5	$1,164.7	$4,285.8	$(76.5)	$(2,649.6)	$2,724.9
Net income	—		—	—	120.5	—	—	120.5
Other comprehensive loss	—		—	—	—	(4.9)	—	(4.9)
Share-based payment amortization, issuances, and cancellations	0.1		0.1	(15.1)	—	—	—	(15.0)
Stock options exercised and other	—	*	—	1.4	—	—	—	1.4
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.1)		—	—	—	—	(27.6)	(27.6)
Balance, November 30, 2025	30.7		0.6	1,151.0	4,401.0	(81.4)	(2,677.2)	2,794.0
Net income	—		—	—	96.8	—	—	96.8
Other comprehensive income	—		—	—	—	20.7	—	20.7
Share-based payment amortization, issuances, and cancellations	—	*	—	12.6	—	—	—	12.6
Stock options exercised and other	—	*	—	0.9	—	—	—	0.9
Cash dividends of $0.20 per share paid on common stock	—		—	—	(6.3)	—	—	(6.3)
Repurchases of common stock	(0.2)		—	—	—	—	(77.9)	(77.9)
Balance, February 28, 2026	30.5		$0.6	$1,164.5	$4,491.5	$(60.7)	$(2,755.1)	$2,840.8
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	February 28, 2026	August 31, 2025
Current deferred revenues	$23.3	$21.4
Non-current deferred revenues	34.1	38.0
Current deferred revenues primarily consist of upfront fees collected for service-type warranties, time-bound software licenses, software as a service arrangements, and professional fees and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the six months ended February 28, 2026 totaled $13.7 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from February 28, 2026 and consist primarily of orders for physical goods that have not yet been shipped.

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

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
ABL:
Independent sales network	$616.7	$615.2	$1,283.0	$1,259.1
Direct sales network	70.6	97.4	161.0	204.6
Retail sales	40.3	41.0	87.1	85.9
Corporate accounts	40.7	35.6	80.6	68.3
OEM and other	49.1	51.4	100.8	108.7
Total ABL	817.4	840.6	1,712.5	1,726.6
AIS	248.1	171.5	505.5	245.0
Eliminations	(9.8)	(5.8)	(18.6)	(13.7)
Total	$1,055.7	$1,006.3	$2,199.4	$1,957.9
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Share-based payment expense	$13.1	$11.4	$25.6	$23.5
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

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Service cost	$1.0	$1.3	$2.1	$2.7
Administrative cost	0.1	—	0.1	—
Interest cost	1.3	2.4	2.5	4.8
Expected return on plan assets	(0.8)	(2.1)	(1.5)	(4.2)
Recognized actuarial loss	0.4	0.6	0.8	1.3
Net periodic pension cost	$2.0	$2.2	$4.0	$4.6
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
During the second fiscal quarter of 2026, we recognized pre-tax special charges consisting of employee severance costs of $5.9 million related to productivity improvements in our ABL segment. These charges primarily related to labor cost reductions. We recognized no special charges during the three and six months ended February 28, 2025.
As of February 28, 2026, remaining accruals related to special charges totaled $4.9 million and are included in Accrued compensation in the Consolidated Balance Sheets. These amounts related to unpaid severance and employee-related costs from our second quarter fiscal 2026 actions.
Note 17 — Other Expense
The following table summarizes the components of Other expense (income), net for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Interest expense (income), net:
Interest expense	$8.7	$11.7	$19.2	$17.8
Interest income	(1.7)	(4.8)	(3.8)	(14.9)
Interest expense, net	7.0	6.9	15.4	2.9
Miscellaneous (income) expense, net:
Non-service components of net periodic pension cost	1.0	0.9	1.9	1.9
Foreign currency transaction losses (gains)	1.6	(0.2)	0.9	(0.1)
Other items	0.5	0.3	(0.3)	1.7
Miscellaneous expense, net	3.1	1.0	2.5	3.5
Other expense, net	$10.1	$7.9	$17.9	$6.4

ACUITY INC.
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net income	$96.8	$77.5	$217.3	$184.2
Basic weighted average shares outstanding	30.630	30.999	30.660	30.957
Common stock equivalents	0.732	0.701	0.794	0.785
Diluted weighted average shares outstanding	31.362	31.700	31.454	31.742
Basic earnings per share(1)	$3.16	$2.50	$7.09	$5.95
Diluted earnings per share(1)	$3.09	$2.45	$6.91	$5.80
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the three and six months ended February 28, 2026 and February 28, 2025.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2025	$(60.1)	$(16.4)	$(76.5)
Other comprehensive income before reclassifications	15.3	—	15.3
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.5	0.5
Net current period other comprehensive income	15.3	0.5	15.8
Balance at February 28, 2026	$(44.8)	$(15.9)	$(60.7)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive loss before reclassifications	(29.0)	—	(29.0)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.0	1.0
Net current period other comprehensive (loss) income	(29.0)	1.0	(28.0)
Balance at February 28, 2025	$(99.9)	$(43.0)	$(142.9)
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
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive income (loss) for the periods presented (in millions):

	Three Months Ended
	February 28, 2026			February 28, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$20.4	$—	$20.4	$(11.7)	$—	$(11.7)
Actuarial losses on defined benefit pension plans	0.4	(0.1)	0.3	0.6	(0.1)	0.5
Other comprehensive income (loss)	$20.8	$(0.1)	$20.7	$(11.1)	$(0.1)	$(11.2)

	Six Months Ended
	February 28, 2026			February 28, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$15.3	$—	$15.3	$(29.0)	$—	$(29.0)
Actuarial losses on defined benefit pension plans	0.8	(0.3)	0.5	1.3	(0.3)	1.0
Other comprehensive income (loss)	$16.1	$(0.3)	$15.8	$(27.7)	$(0.3)	$(28.0)
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended February 28, 2026
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$817.4	$248.1	$—	$(9.8)	$1,055.7
Cost of products sold	443.6	101.5	—	(9.8)	535.3
Selling, distribution, and administrative expenses	242.8	118.3	20.4	—	381.5
Special charges	5.9	—	—	—	5.9
Operating profit	$125.1	$28.3	$(20.4)	$—	133.0
Interest expense, net					7.0
Miscellaneous expense, net					3.1
Income before income taxes					$122.9
Supplemental Information:
Depreciation and amortization	$17.9	$20.4	$0.5	$—	$38.8
Segment assets	864.9	229.3	3,464.3	—	4,558.5
Capital expenditures	12.8	1.5	1.5	—	15.8

	Three Months Ended February 28, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$840.6	$171.5	$—	$(5.8)	$1,006.3
Cost of products sold	462.6	81.5	—	(5.8)	538.3
Selling, distribution, and administrative expenses	247.7	80.1	30.0	—	357.8
Operating profit	$130.3	$9.9	$(30.0)	$—	110.2
Interest expense, net					6.9
Miscellaneous expense, net					1.0
Income before income taxes					$102.3
Supplemental Information:
Depreciation and amortization	$18.1	$11.8	$0.6	$—	$30.5
Segment assets	834.8	214.7	3,532.2	—	4,581.7
Capital expenditures	7.4	2.1	0.2	—	9.7

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended February 28, 2026
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$1,712.5	$505.5	$—	$(18.6)	$2,199.4
Cost of products sold	938.1	205.7	—	(18.6)	1,125.2
Selling, distribution, and administrative expenses	494.4	234.5	46.0	—	774.9
Special charges	5.9	—	—	—	5.9
Operating profit	$274.1	$65.3	$(46.0)	$—	293.4
Interest expense, net					15.4
Miscellaneous expense, net					2.5
Income before income taxes					$275.5
Supplemental Information:
Depreciation and amortization	$35.0	$40.8	$1.3	$—	$77.1
Segment assets	864.9	229.3	3,464.3	—	4,558.5
Capital expenditures	36.1	4.2	1.5	—	41.8

	Six Months Ended February 28, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$1,726.6	$245.0	$—	$(13.7)	$1,957.9
Cost of products sold	942.2	112.1	—	(13.7)	1,040.6
Selling, distribution, and administrative expenses	510.8	112.2	50.8	—	673.8
Operating profit	$273.6	$20.7	$(50.8)	$—	243.5
Interest expense, net					2.9
Miscellaneous expense, net					3.5
Income before income taxes					$237.1
Supplemental Information:
Depreciation and amortization	$35.7	$15.2	$1.2	$—	$52.1
Segment assets	834.8	214.7	3,532.2	—	4,581.7
Capital expenditures	25.5	2.9	0.2	—	28.6

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of February 28, 2026 and for the three and six months ended February 28, 2026 and February 28, 2025. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2025 (“Form 10-K”).
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
Our significant contractual cash requirements primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. Refer to Financing Arrangements below for a discussion of significant changes to our contractual obligations for the first six months of fiscal 2026.
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
Cash
Our cash position at February 28, 2026 was $272.5 million, a decrease of $150.0 million from August 31, 2025. Cash generated from operating activities and cash on hand were used during the current year to voluntarily repay $200.0 million of borrowings on our Term Loan Facility (as defined below) as well as to fund our capital allocation priorities as discussed below.
We generated $229.9 million of cash flows from operating activities during the six months ended February 28, 2026, compared to $191.6 million in the prior-year period, an increase of $38.3 million. Cash flows from operations increased due primarily to higher profit and lower income tax payments, partially offset by the timing of payments for inventory purchases. The decline in income tax payments is due primarily to the treatment for current and prior capitalized domestic research and development costs provided by recent tax law changes.
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
At February 28, 2026, our outstanding debt balance was $697.1 million, which consisted of our Unsecured Notes and borrowings on our Term Loan Facility, compared to our cash position of $272.5 million. We were in compliance with all covenants under our financing arrangements as of February 28, 2026.
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

Summarized Balance Sheet Information	February 28, 2026	August 31, 2025
Current assets	$905.4	$1,068.2
Amounts due from non-guarantor affiliates	—	303.5
Non-current assets	1,339.0	1,369.4
Current liabilities	508.8	604.0
Amounts due to non-guarantor affiliates	40.4	—
Non-current liabilities	933.5	1,138.4

Summarized Income Statement Information	Six Months Ended February 28, 2026
Net sales	$1,599.8
Gross profit	693.4
Net income	159.7
During the first six months of fiscal 2026, we voluntarily repaid $200.0 million of our outstanding Term Loan Facility obligation. As of February 28, 2026, we had $200.0 million in remaining borrowings outstanding under the Term Loan Facility.
At February 28, 2026, we had additional borrowing capacity under the Credit Agreement of $593.4 million under the most restrictive covenant in effect at the time, which represents the full amount of the Revolving Credit Facility of $600.0 million less outstanding letters of credit of $6.6 million issued under the Revolving Credit Facility, primarily for securing collateral requirements under our casualty insurance policies. As of February 28, 2026, our cash on hand combined with the additional borrowing capacity under the Revolving Credit Facility totaled $865.9 million.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $41.8 million and $28.6 million in property, plant, and equipment during the six months ended February 28, 2026 and February 28, 2025, respectively. We invested primarily in new and enhanced equipment, information technology, tooling, and facility improvements in fiscal 2026.
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
Dividends
We paid dividends on our common stock of $11.6 million ($0.37 per share) and $10.0 million ($0.32 per share) during the six months ended February 28, 2026 and February 28, 2025, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first six months of fiscal 2026 and 2025, we repurchased approximately 0.3 million shares and 0.1 million shares of our outstanding common stock for $105.5 million and $21.5 million, respectively.
Total cash outflows for share repurchases during the six months ended February 28, 2026 and February 28, 2025 were $103.0 million and $22.6 million, respectively.
We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of February 28, 2026, 3.0 million shares remained available within the program to repurchase.
Recent Developments
On February 20, 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade Court issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. While we have paid tariffs on certain imported products and materials that were subject to these IEEPA‑based duties, the nature, timing, and extent of any such refunds remains uncertain.

Results of Operations
Second Quarter of Fiscal 2026 Compared with Second Quarter of Fiscal 2025
The following table sets forth information comparing the components of net income for the three months ended February 28, 2026 and February 28, 2025 (in millions except per-share data):

	Three Months Ended
	February 28, 2026	February 28, 2025	Increase (Decrease)		Percent Change
Net sales	$1,055.7	$1,006.3	$49.4		4.9%
Cost of products sold(1)	535.3	538.3	(3.0)		(0.6)%
Gross profit	520.4	468.0	52.4		11.2%
Percent of net sales	49.3%	46.5%	280	bps
Selling, distribution, and administrative expenses(2)	381.5	357.8	23.7		6.6%
Special charges	5.9	—	5.9		NM
Operating profit	133.0	110.2	22.8		20.7%
Percent of net sales	12.6%	11.0%	160	bps
Other expense (income):
Interest expense, net	7.0	6.9	0.1		NM
Miscellaneous expense, net	3.1	1.0	2.1		NM
Total other expense	10.1	7.9	2.2		NM
Income before income taxes	122.9	102.3	20.6		20.1%
Percent of net sales	11.6%	10.2%	140	bps
Income tax expense	26.1	24.8	1.3		5.2%
Effective tax rate	21.2%	24.2%
Net income	$96.8	$77.5	$19.3		24.9%
Diluted earnings per share	$3.09	$2.45	$0.64		26.1%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $10.4 million in acquisition date fair value adjustments to inventory for the QSC acquisition.
(2) Fiscal 2025 includes $14.1 million in acquisition-related costs.
Net Sales
Net sales for the second quarter of fiscal 2026 increased $49.4 million, or 4.9%, to $1.06 billion, compared with $1.01 billion in the prior-year period due primarily to an increase in sales in our AIS segment, driven by the acquisition of QSC, as well as higher net sales of our Distech products. This increase was partially offset by a decrease in net sales in our ABL segment.
Gross Profit
Gross profit for the second quarter of fiscal 2026 was $520.4 million (49.3% of net sales), compared with $468.0 million (46.5% of net sales) for the prior-year period, an increase of $52.4 million, or 11.2%. This increase was due primarily to contributions from the QSC acquisition as well as the fall through of higher net sales of our Distech products. The improvement at AIS was partially offset by lower gross profit at ABL.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the second quarter of fiscal 2026 were $381.5 million, compared with $357.8 million in the prior-year period, an increase of $23.7 million, or 6.6%. The increase in SD&A expenses was due primarily to amounts related to the QSC acquisition, including higher employee-related costs and higher amortization from acquired intangibles, partially offset by acquisition-related professional fees that did not recur in fiscal 2026.

We recorded special charges totaling $5.9 million during the second quarter of fiscal 2026, which consisted of employee severance costs related to productivity improvements in our ABL segment. These charges primarily related to labor cost reductions.
Operating profit for the second quarter of fiscal 2026 was $133.0 million (12.6% of net sales), compared with $110.2 million (11.0% of net sales) for the prior-year period, an increase of $22.8 million, or 20.7%. The increase in operating profit was due to higher gross profit, partially offset by higher SD&A expenses and the recognition of special charges.
Interest Expense, net
We reported net interest expense of $7.0 million and $6.9 million for the second quarter of fiscal 2026 and 2025, respectively. Net interest expense increased year over year as lower interest income was partially offset by a decline in interest expense. These changes reflect both lower outstanding cash balances as well as lower outstanding borrowings on our Term Loan during the second quarter of fiscal 2026.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. We reported net miscellaneous expense of $3.1 million and $1.0 million for the second quarter of fiscal 2026 and 2025, respectively.
Income Taxes and Net Income
Our effective income tax rate was 21.2% and 24.2% for the second quarter of fiscal 2026 and 2025, respectively. This decrease primarily reflects discrete items recognized in the second quarter of fiscal 2026 that were not present in the prior year.
Net income for the second quarter of fiscal 2026 increased $19.3 million, or 24.9%, to $96.8 million, from $77.5 million reported for the prior-year period. This increase was due primarily to higher operating profit. Diluted earnings per share for the second quarter of fiscal 2026 increased $0.64, or 26.1%, to $3.09 compared with diluted earnings per share of $2.45 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the three months ended February 28, 2026 and February 28, 2025 (in millions):

	Three Months Ended
	February 28, 2026	February 28, 2025	Increase (Decrease)	Percent Change
ABL:
Net sales	$817.4	$840.6	$(23.2)	(2.8)%
Gross profit	373.8	378.0	(4.2)	(1.1)%
Percent of net sales	45.7%	45.0%	70	bps
Operating profit	125.1	130.3	(5.2)	(4.0)%
Percent of net sales	15.3%	15.5%	(20)	bps

AIS:
Net sales	$248.1	$171.5	$76.6	44.7%
Gross profit	146.6	90.0	56.6	62.9%
Percent of net sales	59.1%	52.5%	660	bps
Operating profit	28.3	9.9	$18.4	185.9%
Percent of net sales	11.4%	5.8%	560	bps
ABL net sales for the second quarter of fiscal 2026 decreased 2.8% compared with the prior-year period. This decrease was due primarily to lower net sales within the direct sales network, due in part from project business that did not recur, partially offset by higher net sales within the corporate accounts channel.

ABL gross profit was $373.8 million (45.7% of ABL net sales) for the second quarter of fiscal 2026, compared with $378.0 million (45.0% of ABL net sales) in the prior-year period, a decrease of $4.2 million. The decrease in gross profit was due primarily to the fall through of lower net sales and higher tariff costs, partially offset by product and productivity improvements.
ABL operating profit was $125.1 million (15.3% of ABL net sales) for the second quarter of fiscal 2026, compared with $130.3 million (15.5% of ABL net sales) in the prior-year period, a decrease of $5.2 million. The decrease in operating profit was due primarily to special charges and lower gross profit, partially offset by lower sales-related and employee costs.
AIS net sales for the second quarter of fiscal 2026 increased 44.7% compared with the prior-year period. The increase was due primarily to the acquisition of QSC and higher sales of Distech products.
AIS gross profit was $146.6 million (59.1% of AIS net sales) for the second quarter of fiscal 2026, compared with $90.0 million (52.5% of AIS net sales) in the prior-year period, an increase of $56.6 million. The increase in gross profit was due primarily to the acquisition of QSC as well as the fall through of higher Distech net sales. The second quarter of fiscal 2025 also included $10.4 million in preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC, which did not recur in fiscal 2026.
AIS operating profit was $28.3 million (11.4% of AIS net sales) for the second quarter of fiscal 2026, compared with $9.9 million (5.8% of AIS net sales) in the prior-year period, an increase of $18.4 million. This increase primarily reflects higher operating profit from the QSC acquisition. AIS's operating results also include higher amortization from acquired intangibles as well as the impact of fair value adjustments to inventory that occurred in the prior year, both of which related to the QSC acquisition.
First Six Months of Fiscal 2026 Compared with First Six Months of Fiscal 2025
The following table sets forth information comparing the components of net income for the six months ended February 28, 2026 and February 28, 2025 (in millions except per share data):

	Six Months Ended
	February 28, 2026	February 28, 2025	Increase (Decrease)		Percent Change
Net sales	$2,199.4	$1,957.9	$241.5		12.3%
Cost of products sold(1)	1,125.2	1,040.6	84.6		8.1%
Gross profit	1,074.2	917.3	156.9		17.1%
Percent of net sales	48.8%	46.9%	190	bps
Selling, distribution, and administrative expenses(2)	774.9	673.8	101.1		15.0%
Special charges	5.9	—	5.9		NM
Operating profit	293.4	243.5	49.9		20.5%
Percent of net sales	13.3%	12.4%	90	bps
Other expense:
Interest expense, net	15.4	2.9	12.5		NM
Miscellaneous expense, net	2.5	3.5	(1.0)		NM
Total other expense	17.9	6.4	11.5		NM
Income before income taxes	275.5	237.1	38.4		16.2%
Percent of net sales	12.5%	12.1%	40	bps
Income tax expense	58.2	52.9	5.3		10.0%
Effective tax rate	21.1%	22.3%
Net income	$217.3	$184.2	$33.1		18.0%
Diluted earnings per share	$6.91	$5.80	$1.11		19.1%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $10.4 million in pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC.
(2) Fiscal 2025 includes $18.7 million in acquisition-related costs.

Net Sales
Net sales for the six months ended February 28, 2026 increased $241.5 million, or 12.3%, to $2.20 billion compared with $1.96 billion in the prior-year due to higher sales in our AIS segment, partially offset by lower sales in our ABL segment. The increase in our AIS segment was driven by the acquisition of QSC, as well higher net sales of our Distech products.
Gross Profit
Gross profit for the six months ended February 28, 2026 increased $156.9 million, or 17.1%, to $1.07 billion compared with $917.3 million in the prior-year period. This increase was due primarily to contributions from the QSC acquisition as well as the fall through of higher net sales of our Distech products. The improvement at AIS was partially offset by lower gross profit at ABL.
Operating Profit
SD&A expenses for the six months ended February 28, 2026 were $774.9 million compared with $673.8 million in the prior-year period, an increase of $101.1 million, or 15.0%. The increase in SD&A expenses was due primarily to amounts related to the QSC acquisition, including higher employee-related costs and higher amortization from acquired intangibles, partially offset by acquisition-related professional fees that did not recur in fiscal 2026.
We recorded special charges totaling $5.9 million during six months ended February 28, 2026, which consisted of employee severance costs related to productivity improvements in our ABL segment. These charges primarily related to labor cost reductions.
Operating profit for the six months ended February 28, 2026 was $293.4 million (13.3% of net sales) compared with $243.5 million (12.4% of net sales) for the prior-year period, an increase of $49.9 million, or 20.5%. The increase in operating profit was due to higher gross profit, partially offset by higher SD&A expenses and the recognition of special charges in the current period.
Interest Expense, net
We reported net interest expense of $15.4 million and $2.9 million for the six months ended February 28, 2026 and February 28, 2025, respectively. The increase in net interest expense was due primarily to lower interest-bearing cash and cash equivalent balances as a result of our purchase of QSC and higher interest incurred on our outstanding Term Loan Facility.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $2.5 million for the six months ended February 28, 2026 and $3.5 million for the six months ended February 28, 2025.
Income Taxes and Net Income
Our effective income tax rate was 21.1% and 22.3% for the six months ended February 28, 2026 and February 28, 2025, respectively. This decrease primarily reflects discrete items recognized in the second quarter of fiscal 2026 that were not present in the prior year.
Net income for the first six months of fiscal 2026 increased $33.1 million, or 18.0%, to $217.3 million from $184.2 million reported for the prior-year period. This increase was due primarily to higher operating profit, partially offset by higher net interest expense. Diluted earnings per share for the six months ended February 28, 2026 increased $1.11 to $6.91 compared with diluted earnings per share of $5.80 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.

Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the six months ended February 28, 2026 and February 28, 2025 (in millions):

	Six Months Ended
	February 28, 2026	February 28, 2025	Increase (Decrease)	Percent Change
ABL:
Net sales	$1,712.5	$1,726.6	$(14.1)	(0.8)%
Gross profit	774.4	784.4	(10.0)	(1.3)%
Percent of net sales	45.2%	45.4%	(20)	bps
Operating profit	274.1	273.6	0.5	0.2%
Percent of net sales	16.0%	15.8%	20	bps

AIS:
Net sales	$505.5	$245.0	$260.5	106.3%
Gross profit	299.8	132.9	166.9	125.6%
Percent of net sales	59.3%	54.2%	510	bps
Operating profit	65.3	20.7	44.6	215.5%
Percent of net sales	12.9%	8.4%	450	bps
ABL net sales for the six months ended February 28, 2026 decreased 0.8% compared with the prior-year period due primarily to lower net sales within the direct sales network, partially offset by higher sales within the independent sales network and the corporate accounts channel.
ABL gross profit for the six months ended February 28, 2026 was $774.4 million (45.2% of ABL net sales), compared with $784.4 million (45.4% of ABL net sales) in the prior-year period, a decrease of $10.0 million. The decrease in gross profit was due primarily to the fall through of lower net sales and higher tariff costs, partially offset by product and productivity improvements.
ABL operating profit for the six months ended February 28, 2026 was $274.1 million (16.0% of ABL net sales), compared with $273.6 million (15.8% of ABL net sales) in the prior-year period, an increase of $0.5 million. The increase in operating profit was due primarily to lower selling and employee costs, which more than offset the decline in gross profit and the recognition of nonrecurring special charges.
AIS net sales for the six months ended February 28, 2026 increased 106.3% compared with the prior-year period. The increase in sales is attributed primarily to the acquisition of QSC as well as higher net sales of Distech products.
AIS gross profit for the six months ended February 28, 2026 was $299.8 million (59.3% of AIS net sales), compared with $132.9 million (54.2% of AIS net sales) in the prior-year period, an increase of $166.9 million. The increase in gross profit was due primarily to the acquisition of QSC as well as the fall through of higher Distech net sales. The second quarter of fiscal 2025 also included $10.4 million in preliminary pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC, which did not recur in fiscal 2026.
AIS operating profit for the six months ended February 28, 2026 was $65.3 million (12.9% of AIS net sales), compared with $20.7 million (8.4% of AIS net sales) in the prior-year period, an increase of $44.6 million. This increase primarily reflects higher operating profit from the QSC acquisition. AIS's operating results also include higher amortization from acquired intangibles as well as the impact of fair value adjustments to inventory that occurred in the prior year, both of which related to the QSC acquisition.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of February 28, 2026.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and six months ended February 28, 2026, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
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
As of February 28, 2026, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled approximately 3.0 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended February 28, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/01/2025 through 12/31/2025	34,226	$366.32	34,226	3,227,998
1/01/2026 through 1/31/2026	86,175	$318.06	86,175	3,141,823
2/01/2026 through 2/28/2026	120,257	$311.20	120,257	3,021,566
Total	240,658	$321.50	240,658	3,021,566
Item 5.    Other Information
During the second quarter of fiscal 2026, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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
ACUITY INC.

Date:	April 2, 2026	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	April 2, 2026	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)