Form 10-Q
period 2026-05-31
ACUITY INC. (DE)
filed 2026-06-25
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026.

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
Common stock, $0.01 par value — 29,935,547 shares as of June 23, 2026.

ACUITY INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	May 31, 2026	August 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$411.9	$422.5
Accounts receivable, less reserve for doubtful accounts of $7.0 and $4.3, respectively	610.9	593.9
Inventories	458.3	526.7
Prepayments and other current assets	137.4	108.4
Total current assets	1,618.5	1,651.5
Property, plant, and equipment, net	345.9	343.2
Operating lease right-of-use assets	96.8	97.4
Goodwill	1,494.6	1,495.5
Intangible assets, net	1,028.9	1,099.0
Deferred income taxes	4.8	23.4
Other long-term assets	45.9	45.2
Total assets	$4,635.4	$4,755.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363.9	$454.5
Current operating lease liabilities	27.0	23.3
Accrued compensation	126.4	110.0
Other current liabilities	271.0	258.0
Total current liabilities	788.3	845.8
Long-term debt	697.3	896.8
Long-term operating lease liabilities	80.0	84.3
Accrued pension liabilities	40.1	39.2
Deferred income taxes	40.2	24.9
Other long-term liabilities	138.0	139.3
Total liabilities	1,783.9	2,030.3
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 55.0 and 54.9 shares issued, respectively	0.6	0.5
Paid-in capital	1,178.4	1,164.7
Retained earnings	4,626.4	4,285.8
Accumulated other comprehensive loss	(71.6)	(76.5)
Treasury stock, at cost, of 24.9 and 24.2 shares, respectively	(2,882.3)	(2,649.6)
Total stockholders’ equity	2,851.5	2,724.9
Total liabilities and stockholders’ equity	$4,635.4	$4,755.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per-share data)

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net sales	$1,198.0	$1,178.6	$3,397.4	$3,136.5
Cost of products sold	591.6	608.4	1,716.8	1,649.0
Gross profit	606.4	570.2	1,680.6	1,487.5
Selling, distribution, and administrative expenses	413.1	400.7	1,188.0	1,074.5
Special charges	—	29.7	5.9	29.7
Operating profit	193.3	139.8	486.7	383.3
Other expense (income):
Interest expense, net	6.1	12.1	21.5	15.0
Miscellaneous expense, net	2.0	2.3	4.5	5.8
Total other expense	8.1	14.4	26.0	20.8
Income before income taxes	185.2	125.4	460.7	362.5
Income tax expense	44.2	27.0	102.4	79.9
Net income	$141.0	$98.4	$358.3	$282.6

Earnings per share(1):
Basic earnings per share	$4.66	$3.19	$11.74	$9.14
Basic weighted average number of shares outstanding	30.268	30.851	30.520	30.912
Diluted earnings per share	$4.56	$3.12	$11.45	$8.92
Diluted weighted average number of shares outstanding	30.954	31.565	31.278	31.673
Dividends declared per share	$0.20	$0.17	$0.57	$0.49

Comprehensive income:
Net income	$141.0	$98.4	$358.3	$282.6
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(11.2)	27.8	4.1	(1.2)
Defined benefit plans, net of tax	0.3	0.5	0.8	1.5
Other comprehensive (loss) income items, net of tax	(10.9)	28.3	4.9	0.3
Comprehensive income	$130.1	$126.7	$363.2	$282.9
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	May 31, 2026	May 31, 2025
Cash flows from operating activities:
Net income	$358.3	$282.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	117.8	86.7
Share-based payment expense	39.2	34.0
Asset impairments	—	16.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16.6)	10.4
Inventories	66.9	5.1
Accounts payable	(82.5)	38.1
Other operating activities	37.1	(74.7)
Net cash provided by operating activities	520.2	398.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(58.5)	(43.6)
Acquisition of business, net of cash acquired	—	(1,189.4)
Other investing activities	0.3	(16.3)
Net cash used for investing activities	(58.2)	(1,249.3)
Cash flows from financing activities:
Borrowings on credit agreement	200.0	—
Borrowings from term loan	—	600.0
Repayments of term loan borrowings	(400.0)	(100.0)
Repurchases of common stock	(229.9)	(91.3)
Proceeds from stock option exercises and other	2.9	17.5
Payments of taxes withheld on net settlement of equity awards	(28.4)	(24.0)
Dividends paid	(17.7)	(15.3)
Other financing activities	(3.6)	(9.3)
Net cash (used for) provided by financing activities	(476.7)	377.6
Effect of exchange rate changes on cash and cash equivalents	4.1	(1.2)
Net change in cash and cash equivalents	(10.6)	(474.0)
Cash and cash equivalents at beginning of period	422.5	845.8
Cash and cash equivalents at end of period	$411.9	$371.8
Supplemental cash flow information:
Income taxes paid during the period	$44.2	$118.3
Interest paid during the period	$27.3	$27.5
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
Atrius makes data in a space accessible, usable, and actionable. Our data platform and cloud applications for building performance and spatial intelligence aim to maximize occupant and owner experiences. Our Distech Controls intelligent Building Management Systems (“BMS”) provide management of a space through controls, sensors, and software. Our open technology includes products for heating, ventilation, and air conditioning (“HVAC”), refrigeration, lighting, shades, and building access that prioritize end-user outcomes. Q-SYS, our full-stack audio, video, and control platform, unifies data, devices, and a cloud-first architecture to deliver real-time actions, experiences, and insights. QSC Audio includes audio technology that enhances experiences for live entertainers and sound reinforcement professionals.
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
These unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of May 31, 2026, our consolidated comprehensive income for the three and nine months ended May 31, 2026 and May 31, 2025, and our

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consolidated cash flows for the nine months ended May 31, 2026 and May 31, 2025. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the three years in the period ended August 31, 2025 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2025 (“Form 10-K”).
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
We accounted for the acquisition of QSC in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). We recorded acquired assets and liabilities at their acquisition date fair values. We finalized the purchase accounting for QSC during the second quarter of fiscal 2026. No measurement period adjustments were recorded during fiscal 2026.
Acquisition-related professional fees of $23.8 million were expensed as incurred in fiscal 2025, of which $2.5 million and $21.2 million were incurred during the three and nine months ended May 31, 2025, respectively. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.

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
____________________________________
(1) Net income for the three months ended May 31, 2025 includes pre-tax nonrecurring acquisition date fair value adjustments to inventory of $19.2 million and amortization of acquired intangible assets of $11.6 million. Net income for the nine months ended May 31, 2025 includes pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and amortization of acquired intangible assets of $19.4 million.

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

	Quarter-to-Date	Year-to-Date
	May 31, 2025	May 31, 2025
Revenue	$1,178.6	$3,337.2
Net income	115.1	323.7
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	May 31, 2026				August 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$411.9	$—	$—	$411.9	$422.5	$—	$—	$422.5
Assets in fair value hierarchy	411.9	—	—	411.9	422.5	—	—	422.5
Other investments(1)				6.1				5.1
Total assets at fair value	$411.9	$—	$—	$418.0	$422.5	$—	$—	$427.6
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $447.8 million and $446.7 million as of May 31, 2026 and August 31, 2025, respectively.
We had $200.0 million and $400.0 million of borrowings outstanding under our credit agreements as of May 31, 2026 and August 31, 2025, respectively. Such borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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
Note 6 — Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	May 31, 2026	August 31, 2025
Raw materials, supplies, and work in process (1)	$244.2	$246.8
Finished goods	244.7	306.7
Inventories excluding reserves	488.9	553.5
Less: Reserves	(30.6)	(26.8)
Total inventories	$458.3	$526.7
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
Note 7 — Property, Plant, and Equipment
Property, plant, and equipment consist of the following as of the dates presented (in millions):

	May 31, 2026	August 31, 2025
Land	$22.5	$22.2
Buildings and leasehold improvements	243.4	235.3
Machinery, equipment, and information technology	883.3	839.4
Total property, plant, and equipment, at cost	1,149.2	1,096.9
Less: Accumulated depreciation and amortization	(803.3)	(753.7)
Property, plant, and equipment, net	$345.9	$343.2
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
We recorded amortization expense for definite-lived intangible assets of $23.0 million and $20.0 million during the three months ended May 31, 2026 and May 31, 2025, respectively and $70.4 million and $45.5 million during the nine months ended May 31, 2026 and May 31, 2025, respectively.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment during the periods presented (in millions):

	ABL	AIS	Total
Balance at August 31, 2025	$1,016.0	$479.5	$1,495.5
Foreign currency translation adjustments	(0.3)	(0.6)	(0.9)
Balance at May 31, 2026	$1,015.7	$478.9	$1,494.6

	ABL	AIS	Total
Balance at August 31, 2024	$1,015.1	$83.6	$1,098.7
Provisional amounts from acquired businesses	—	363.5	363.5
Adjustments to provisional amounts from acquired businesses	—	31.5	31.5
Foreign currency translation adjustments	(0.3)	(0.8)	(1.1)
Balance at May 31, 2025	$1,014.8	$477.8	$1,492.6
Further discussion of goodwill and intangible assets is included within the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 9 — Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	May 31, 2026	August 31, 2025
Customer incentive programs(1)	$37.2	$46.5
Refunds to customers(1)	28.7	31.7
Current deferred revenues(1)	23.0	21.4
Sales commissions	33.8	30.8
Freight costs	22.3	13.3
Product warranty costs(2)	26.4	29.4
Tax-related items(3)	45.1	25.3
Interest on debt(4)	5.6	3.8
Other	48.9	55.8
Total other current liabilities	$271.0	$258.0
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
Lines of Credit
On May 8, 2026, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides us with an $800.0 million five-year unsecured revolving credit facility. The Credit Agreement will mature on May 8, 2031. Borrowings under the Credit Agreement bear interest at a rate equal to an adjusted base rate, Term Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”), Daily Simple Sterling Overnight Index Average (“SONIA”), or Term Canadian Overnight Repo Rate Average (“CORRA”), plus, in each case, an applicable margin. The applicable margin is based on, at our option, the Company’s leverage ratio or credit rating level, each as defined in the Credit Agreement, and ranges from 0.75% to 1.25%.
Additionally, we will pay a quarterly facility fee based on the average daily amount of the revolving credit facility (regardless of usage), which will be determined, at the Company’s option, by the Company’s leverage ratio or credit rating level.
The Credit Agreement replaced our prior credit agreement dated as of June 30, 2022 and amended on November 25, 2024 that was set to expire June 30, 2027. The prior credit agreement provided us with a $600.0 million five-year unsecured revolving credit facility and a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”). In fiscal 2025, we incurred an aggregate $600.0 million in indebtedness on our Term Loan Facility in connection with the acquisition of QSC, and we voluntarily repaid $200.0 million of the outstanding obligation. In fiscal 2026, we voluntarily repaid an additional $200.0 million of the outstanding obligation. We repaid the remaining $200.0 million of borrowings outstanding on the Term Loan Facility using proceeds received from borrowings on the Credit Agreement.
We had borrowings outstanding under our credit agreements of $200.0 million and $400.0 million at May 31, 2026 and August 31, 2025, respectively.
The Credit Agreement contains a leverage ratio covenant (“Maximum Leverage Ratio”) requiring the ratio of (a) the Company’s consolidated debt (subject to certain adjustments), less unrestricted cash and cash equivalents of the Company and its subsidiaries, to (b) the sum of the Company’s consolidated adjusted earnings before interest, tax, depreciation, and amortization (“EBITDA”) as of the last day of any fiscal quarter to be 3.75 to 1.00 or less, subject to the Company’s right to temporarily increase the maximum leverage ratio to up to 4.25 to 1.00 in connection with certain acquisitions.
The Credit Agreement contains various customary restrictions, covenants and events of default. The revolving credit facility under the Credit Agreement is guaranteed by the Company’s material domestic subsidiaries (subject to certain exclusions) and certain other subsidiaries.
We were in compliance with all financial covenants under our credit agreements as of the periods presented. At May 31, 2026, we had additional borrowing capacity under the Credit Agreement of $592.8 million under the most restrictive covenant in effect at the time. This represents the full amount of the revolving credit facility under the Credit Agreement less outstanding borrowings of $200.0 million and letters of credit of $7.2 million issued, primarily for securing collateral requirements under our casualty insurance policies.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our revolving credit facility under the Credit

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Agreement with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 11 — Commitments and Contingencies
In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities, such as those related to self-insurance estimated liabilities and claims, legal and contractual issues, environmental laws and regulations, guarantees, and indemnities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2026, no material changes have occurred in our estimated liabilities for self-insurance, litigation, environmental matters, guarantees, and indemnities, or relevant events and circumstances, from those disclosed in the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
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

	Nine Months Ended
	May 31, 2026	May 31, 2025
Beginning balance	$44.1	$37.5
Product warranty costs	22.4	23.7
Payments and other deductions	(30.0)	(28.0)
Acquired warranty liabilities	—	7.8
Ending balance	$36.5	$41.0

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
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. We paid tariffs during fiscal years 2025 and 2026 on certain imported products and materials that were subject to these IEEPA‑based duties. As the nature, timing, and extent of any such refunds remains uncertain, we have elected to account for refunds of these tariffs as gain contingencies based on the original tariff cost recognition in accordance with ASC 450, Contingencies (“ASC 450”). During the three and nine months ended May 31, 2026, we recorded $6.4 million in tariff refunds in Cost of products sold in the Consolidated Statements of Comprehensive Income.
Note 12 — Changes in Stockholders' Equity
The following tables summarize changes in the components of stockholders' equity for the periods presented (in millions):

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2025	30.7		$0.5	$1,164.7	$4,285.8	$(76.5)	$(2,649.6)	$2,724.9
Net income	—		—	—	120.5	—	—	120.5
Other comprehensive loss	—		—	—	—	(4.9)	—	(4.9)
Share-based payment amortization, issuances, and cancellations	0.1		0.1	(15.1)	—	—	—	(15.0)
Stock options exercised and other	—	*	—	1.4	—	—	—	1.4
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.1)		—	—	—	—	(27.6)	(27.6)
Balance, November 30, 2025	30.7		0.6	1,151.0	4,401.0	(81.4)	(2,677.2)	2,794.0
Net income	—		—	—	96.8	—	—	96.8
Other comprehensive income	—		—	—	—	20.7	—	20.7
Share-based payment amortization, issuances, and cancellations	—	*	—	12.6	—	—	—	12.6
Stock options exercised and other	—	*	—	0.9	—	—	—	0.9
Cash dividends of $0.20 per share paid on common stock	—		—	—	(6.3)	—	—	(6.3)
Repurchases of common stock	(0.2)		—	—	—	—	(77.9)	(77.9)
Balance, February 28, 2026	30.5		0.6	1,164.5	4,491.5	(60.7)	(2,755.1)	2,840.8
Net income	—		—	—	141.0	—	—	141.0
Other comprehensive loss	—		—	—	—	(10.9)	—	(10.9)
Share-based payment amortization, issuances, and cancellations	—	*	—	13.3	—	—	—	13.3
Stock options exercised and other	—	*	—	0.6	—	—	—	0.6
Cash dividends of $0.20 per share paid on common stock	—		—	—	(6.1)	—	—	(6.1)
Repurchases of common stock	(0.4)		—	—	—	—	(127.2)	(127.2)
Balance, May 31, 2026	30.1		$0.6	$1,178.4	$4,626.4	$(71.6)	$(2,882.3)	$2,851.5
_______________________________________
(1) Share activity and balances above are calculated using rounded numbers.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

* Represents shares of less than 0.1 million.

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total
Balance, August 31, 2024	30.8		$0.5	$1,115.9	$3,909.8	$(114.9)	$(2,532.5)	$2,378.8
Net income	—		—	—	106.7	—	—	106.7
Other comprehensive loss	—		—	—	—	(16.8)	—	(16.8)
Share-based payment amortization, issuances, and cancellations	0.1		—	(11.0)	—	—	—	(11.0)
Stock options exercised and other	0.1		—	15.6	—	—	—	15.6
Cash dividends of $0.15 per share paid on common stock	—		—	—	(4.5)	—	—	(4.5)
Repurchases of common stock	—	*	—	—	—	—	(5.4)	(5.4)
Balance, November 30, 2024	31.0		0.5	1,120.5	4,012.0	(131.7)	(2,537.9)	2,463.4
Net income	—		—	—	77.5	—	—	77.5
Other comprehensive loss	—		—	—	—	(11.2)	—	(11.2)
Share-based payment amortization, issuances, and cancellations	—	*	—	10.9	—	—	—	10.9
Stock options exercised and other	—	*	—	1.4	—	—	—	1.4
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.5)	—	—	(5.5)
Repurchases of common stock	—	*	—	—	—	—	(16.1)	(16.1)
Balance, February 28, 2025	31.0		0.5	1,132.8	4,084.0	(142.9)	(2,554.0)	2,520.4
Net income	—		—	—	98.4	—	—	98.4
Other comprehensive income	—		—	—	—	28.3	—	28.3
Share-based payment amortization, issuances, and cancellations	—	*	—	10.2	—	—	—	10.2
Stock options exercised and other	—	*	—	0.5	—	—	—	0.5
Cash dividends of $0.17 per share paid on common stock	—		—	—	(5.3)	—	—	(5.3)
Repurchases of common stock	(0.3)		—	—	—	—	(68.5)	(68.5)
Balance, May 31, 2025	30.7		$0.5	$1,143.5	$4,177.1	$(114.6)	$(2,622.5)	$2,584.0
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	May 31, 2026	August 31, 2025
Current deferred revenues	$23.0	$21.4
Non-current deferred revenues	32.7	38.0
Current deferred revenues primarily consist of upfront fees collected for service-type warranties, time-bound software licenses, software as a service arrangements, and professional fees and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue recognized from beginning balances of contract liabilities during the nine months ended May 31, 2026 totaled $17.6 million.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from May 31, 2026 and consist primarily of orders for physical goods that have not yet been shipped.
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

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
ABL:
Independent sales network	$690.5	$685.3	$1,973.5	$1,944.4
Direct sales network	73.4	101.5	234.4	306.1
Retail sales	40.4	41.4	127.5	127.3
Corporate accounts	46.3	35.5	126.9	103.8
OEM and other	54.6	59.5	155.4	168.2
Total ABL	905.2	923.2	2,617.7	2,649.8
AIS	303.5	264.1	809.0	509.1
Eliminations	(10.7)	(8.7)	(29.3)	(22.4)
Total	$1,198.0	$1,178.6	$3,397.4	$3,136.5
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
The following table presents share-based payment expense for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Share-based payment expense	$13.6	$10.5	$39.2	$34.0

ACUITY INC.
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

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Service cost	$1.1	$1.4	$3.2	$4.1
Administrative cost	—	—	0.1	—
Interest cost	1.3	2.5	3.8	7.3
Expected return on plan assets	(0.7)	(2.1)	(2.2)	(6.3)
Recognized actuarial loss	0.4	0.6	1.2	1.9
Net periodic pension cost	$2.1	$2.4	$6.1	$7.0
Further details regarding our pension plans are included within the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements within our Form 10-K.
Note 16 — Special Charges
We recognized no special charges during the three months ended May 31, 2026. During the nine months ended May 31, 2026, we recognized pre-tax special charges consisting of employee severance costs of $5.9 million related to productivity improvements in our ABL segment. These charges primarily related to labor cost reductions.
During the three and nine months ended May 31, 2025, we recognized pre-tax special charges of $29.7 million comprised of impairments of long lived assets of $16.7 million, severance and employee-related costs of $7.2 million, and other items of $5.8 million. These costs were related to productivity initiatives in our ABL segment.
As of May 31, 2026, remaining accruals related to special charges totaled $0.6 million and are included in Accrued compensation in the Consolidated Balance Sheets. These amounts related to unpaid severance and employee-related costs from our fiscal 2026 actions.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 — Other Expense
The following table summarizes the components of Other expense, net for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Interest expense (income), net:
Interest expense	$7.8	$14.6	$27.0	$32.4
Interest income	(1.7)	(2.5)	(5.5)	(17.4)
Interest expense, net	6.1	12.1	21.5	15.0
Miscellaneous expense (income), net:
Non-service components of net periodic pension cost	1.0	1.0	2.9	2.9
Foreign currency transaction losses	1.2	0.4	2.1	0.3
Other items	(0.2)	0.9	(0.5)	2.6
Miscellaneous expense, net	2.0	2.3	4.5	5.8
Other expense, net	$8.1	$14.4	$26.0	$20.8
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
The following table calculates basic earnings per common share and diluted earnings per common share for the periods presented (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$141.0	$98.4	$358.3	$282.6
Basic weighted average shares outstanding	30.268	30.851	30.520	30.912
Common stock equivalents	0.686	0.714	0.758	0.761
Diluted weighted average shares outstanding	30.954	31.565	31.278	31.673
Basic earnings per share(1)	$4.66	$3.19	$11.74	$9.14
Diluted earnings per share(1)	$4.56	$3.12	$11.45	$8.92
_______________________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the three and nine months ended May 31, 2026 and May 31, 2025.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2025	$(60.1)	$(16.4)	$(76.5)
Other comprehensive income before reclassifications	4.1	—	4.1
Amounts reclassified from accumulated other comprehensive loss (1)	—	0.8	0.8
Net current period other comprehensive income	4.1	0.8	4.9
Balance at May 31, 2026	$(56.0)	$(15.6)	$(71.6)

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance at August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive loss before reclassifications	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss (1)	—	1.5	1.5
Net current period other comprehensive (loss) income	(1.2)	1.5	0.3
Balance at May 31, 2025	$(72.1)	$(42.5)	$(114.6)
_______________________________________
(1) The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for additional details.
The following table summarizes the tax expense or benefit allocated to each component of other comprehensive (loss) income for the periods presented (in millions):

	Three Months Ended
	May 31, 2026			May 31, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(11.2)	$—	$(11.2)	$27.8	$—	$27.8
Actuarial losses on defined benefit pension plans	0.4	(0.1)	0.3	0.6	(0.1)	0.5
Other comprehensive (loss) income	$(10.8)	$(0.1)	$(10.9)	$28.4	$(0.1)	$28.3

	Nine Months Ended
	May 31, 2026			May 31, 2025
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Foreign currency translation adjustments	$4.1	$—	$4.1	$(1.2)	$—	$(1.2)
Actuarial losses on defined benefit pension plans	1.2	(0.4)	0.8	1.9	(0.4)	1.5
Other comprehensive income (loss)	$5.3	$(0.4)	$4.9	$0.7	$(0.4)	$0.3
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
The following table presents financial information by operating segment for the periods presented (in millions):

	Three Months Ended May 31, 2026
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$905.2	$303.5	$—	$(10.7)	$1,198.0
Cost of products sold	481.8	120.5	—	(10.7)	591.6
Selling, distribution, and administrative expenses	262.8	126.5	23.8	—	413.1
Operating profit	$160.6	$56.5	$(23.8)	$—	193.3
Interest expense, net					6.1
Miscellaneous expense, net					2.0
Income before income taxes					$185.2
Supplemental Information:
Depreciation and amortization	$19.5	$20.5	$0.7	$—	$40.7
Segment assets	840.0	229.2	3,566.2	—	4,635.4
Capital expenditures	14.1	2.4	0.2	—	16.7

	Three Months Ended May 31, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$923.2	$264.1	$—	$(8.7)	$1,178.6
Cost of products sold	492.8	124.3	—	(8.7)	608.4
Selling, distribution, and administrative expenses	266.7	112.4	21.6	—	400.7
Special charges	29.7	—	—	—	29.7
Operating profit	$134.0	$27.4	$(21.6)	$—	139.8
Interest expense, net					12.1
Miscellaneous expense, net					2.3
Income before income taxes					$125.4
Supplemental Information:
Depreciation and amortization	$17.7	$16.3	$0.6	$—	$34.6
Segment assets	900.3	194.3	3,551.7	—	4,646.3
Capital expenditures	9.4	5.6	—	—	15.0

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended May 31, 2026
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$2,617.7	$809.0	$—	$(29.3)	$3,397.4
Cost of products sold	1,419.9	326.2	—	(29.3)	1,716.8
Selling, distribution, and administrative expenses	757.2	361.0	69.8	—	1,188.0
Special charges	5.9	—	—	—	5.9
Operating profit	$434.7	$121.8	$(69.8)	$—	486.7
Interest expense, net					21.5
Miscellaneous expense, net					4.5
Income before income taxes					$460.7
Supplemental Information:
Depreciation and amortization	$54.5	$61.3	$2.0	$—	$117.8
Segment assets	840.0	229.2	3,566.2	—	4,635.4
Capital expenditures	50.2	6.6	1.7	—	58.5

	Nine Months Ended May 31, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$2,649.8	$509.1	$—	$(22.4)	$3,136.5
Cost of products sold	1,435.0	236.4	—	(22.4)	1,649.0
Selling, distribution, and administrative expenses	777.5	224.6	72.4	—	1,074.5
Special charges	29.7	—	—	—	29.7
Operating profit	$407.6	$48.1	$(72.4)	$—	383.3
Interest expense, net					15.0
Miscellaneous expense, net					5.8
Income before income taxes					$362.5
Supplemental Information:
Depreciation and amortization	$53.4	$31.5	$1.8	$—	$86.7
Segment assets	900.3	194.3	3,551.7	—	4,646.3
Capital expenditures	34.9	8.5	0.2	—	43.6

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries as of May 31, 2026 and for the three and nine months ended May 31, 2026 and May 31, 2025. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report. Also, please refer to Acuity Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2025 (“Form 10-K”).
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
Our significant contractual cash requirements primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Our obligations related to these items are described further within Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report filed on Form 10-K. Refer to Financing Arrangements below for a discussion of significant changes to our contractual obligations for the first nine months of fiscal 2026.
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
Cash
Our cash position at May 31, 2026 was $411.9 million, a decrease of $10.6 million from August 31, 2025. Cash generated from operating activities and cash on hand were used during the current fiscal year to voluntarily repay borrowings as well as to fund our capital allocation priorities as discussed below.
We generated $520.2 million of cash flows from operating activities during the nine months ended May 31, 2026, compared to $398.9 million in the prior-year period, an increase of $121.3 million. Cash flows from operations increased due primarily to higher profit and lower income tax payments.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for discussion of the terms of our various financing arrangements, including the 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”), and the terms of our five-year credit agreement (“Credit Agreement”) entered into during the period set to expire May 8, 2031.
At May 31, 2026, our outstanding debt balance was $697.3 million, which consisted of our Unsecured Notes and borrowings on our revolving credit facility under the Credit Agreement, compared to our cash position of $411.9 million. We were in compliance with all covenants under our financing arrangements as of May 31, 2026.
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

Summarized Balance Sheet Information	May 31, 2026	August 31, 2025
Current assets	$952.9	$1,068.2
Amounts due from non-guarantor affiliates	—	303.5
Non-current assets	1,317.2	1,369.4
Current liabilities	541.6	604.0
Amounts due to non-guarantor affiliates	50.1	—
Non-current liabilities	927.7	1,138.4

Summarized Income Statement Information	Nine Months Ended May 31, 2026
Net sales	$2,459.7
Gross profit	1,083.2
Net income	248.7
During the first nine months of fiscal 2026, we voluntarily repaid $200.0 million of our outstanding obligation on our term loan facility (“Term Loan Facility”). Additionally, we repaid the remaining $200.0 million obligation on the Term Loan Facility with borrowings under the revolving credit facility under the Credit Agreement entered into on May 8, 2026. As of May 31, 2026, we had $200.0 million in remaining borrowings outstanding under revolving credit facility under the Credit Agreement.
At May 31, 2026, we had additional borrowing capacity under the Credit Agreement of $592.8 million under the most restrictive covenant in effect at the time, which represents the full amount of borrowing capacity under the Credit Agreement of $800.0 million less outstanding borrowings of $200.0 million and letters of credit of $7.2 million, primarily for securing collateral requirements under our casualty insurance policies. As of May 31, 2026, our cash on hand combined with the additional borrowing capacity under the new Credit Agreement totaled $1.0 billion.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $58.5 million and $43.6 million in property, plant, and equipment during the nine months ended May 31, 2026 and May 31, 2025, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2026.
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
Dividends
We paid dividends on our common stock of $17.7 million ($0.57 per share) and $15.3 million ($0.49 per share) during the nine months ended May 31, 2026 and May 31, 2025, respectively. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During the first nine months of fiscal 2026 and 2025, we repurchased approximately 0.7 million shares and 0.3 million shares of our outstanding common stock for $232.7 million and $90.0 million, respectively.
Total cash outflows for share repurchases during the nine months ended May 31, 2026 and May 31, 2025 were $229.9 million and $91.3 million, respectively.
We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash. As of May 31, 2026, 2.6 million shares remained available within the program to repurchase.

Results of Operations
Third Quarter of Fiscal 2026 Compared with Third Quarter of Fiscal 2025
The following table sets forth information comparing the components of net income for the three months ended May 31, 2026 and May 31, 2025 (in millions except per-share data):

	Three Months Ended
	May 31, 2026	May 31, 2025	Increase (Decrease)		Percent Change
Net sales	$1,198.0	$1,178.6	$19.4		1.6%
Cost of products sold(1)	591.6	608.4	(16.8)		(2.8)%
Gross profit	606.4	570.2	36.2		6.3%
Percent of net sales	50.6%	48.4%	220	bps
Selling, distribution, and administrative expenses(2)	413.1	400.7	12.4		3.1%
Special charges	—	29.7	(29.7)		NM
Operating profit	193.3	139.8	53.5		38.3%
Percent of net sales	16.1%	11.9%	420	bps
Other expense (income):
Interest expense, net	6.1	12.1	(6.0)		NM
Miscellaneous expense, net	2.0	2.3	(0.3)		NM
Total other expense	8.1	14.4	(6.3)		NM
Income before income taxes	185.2	125.4	59.8		47.7%
Percent of net sales	15.5%	10.6%	490	bps
Income tax expense	44.2	27.0	17.2		63.7%
Effective tax rate	23.9%	21.5%
Net income	$141.0	$98.4	$42.6		43.3%
Diluted earnings per share	$4.56	$3.12	$1.44		46.2%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $19.2 million in acquisition date fair value adjustments to inventory for the QSC acquisition.
(2) Fiscal 2025 includes $2.5 million in acquisition-related costs.
Net Sales
Net sales for the third quarter of fiscal 2026 increased $19.4 million, or 1.6%, to $1.20 billion, compared with $1.18 billion in the prior-year period due primarily to an increase in net sales in our AIS segment, partially offset by a decrease in net sales in our ABL segment.
Gross Profit
Gross profit for the third quarter of fiscal 2026 was $606.4 million (50.6% of net sales), compared with $570.2 million (48.4% of net sales) for the prior-year period, an increase of $36.2 million, or 6.3%. This increase was due primarily to the fall through of higher net sales of our Distech and QSC products as well as acquisition date fair value adjustments to QSC's inventory in fiscal 2025 that did not recur in fiscal 2026. The improvement at AIS was partially offset by lower gross profit at ABL.
Operating Profit
Selling, distribution, and administrative expenses (“SD&A”) expenses for the third quarter of fiscal 2026 were $413.1 million, compared with $400.7 million in the prior-year period, an increase of $12.4 million, or 3.1%. The increase in SD&A expenses was due primarily to higher employee-related costs.

There were no special charges for the three months ended May 31, 2026. Special charges within our ABL segment for the three months ended May 31, 2025 were $29.7 million, which consisted primarily of impairments of long lived assets as well as employee severance costs related to productivity initiatives.
Operating profit for the third quarter of fiscal 2026 was $193.3 million (16.1% of net sales), compared with $139.8 million (11.9% of net sales) for the prior-year period, an increase of $53.5 million, or 38.3%. The increase in operating profit was due to higher gross profit and a decrease in special charges, partially offset by higher SD&A expenses.
Interest Expense, net
We reported net interest expense of $6.1 million and $12.1 million for the third quarter of fiscal 2026 and 2025, respectively. Net interest expense decreased year over year primarily due to a decline in interest expense from lower outstanding borrowings during the third quarter of fiscal 2026.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses. We reported net miscellaneous expense of $2.0 million and $2.3 million for the third quarter of fiscal 2026 and 2025, respectively.
Income Taxes and Net Income
Our effective income tax rate was 23.9% and 21.5% for the third quarter of fiscal 2026 and 2025, respectively. This increase primarily reflects favorable discrete items recognized in the third quarter of fiscal 2025 that did not recur in the current year.
Net income for the third quarter of fiscal 2026 increased $42.6 million, or 43.3%, to $141.0 million, from $98.4 million reported for the prior-year period. This increase was due primarily to higher operating profit and lower interest expense, partially offset by higher income tax expense associated with the increase in profit. Diluted earnings per share for the third quarter of fiscal 2026 increased $1.44, or 46.2%, to $4.56 compared with diluted earnings per share of $3.12 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.
Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the three months ended May 31, 2026 and May 31, 2025 (in millions):

	Three Months Ended
	May 31, 2026	May 31, 2025	Increase (Decrease)	Percent Change
ABL:
Net sales	$905.2	$923.2	$(18.0)	(1.9)%
Gross profit	423.4	430.4	(7.0)	(1.6)%
Percent of net sales	46.8%	46.6%	20	bps
Operating profit	160.6	134.0	26.6	19.9%
Percent of net sales	17.7%	14.5%	320	bps

AIS:
Net sales	$303.5	$264.1	$39.4	14.9%
Gross profit	183.0	139.8	43.2	30.9%
Percent of net sales	60.3%	52.9%	740	bps
Operating profit	56.5	27.4	$29.1	106.2%
Percent of net sales	18.6%	10.4%	820	bps
ABL net sales for the third quarter of fiscal 2026 decreased 1.9% compared with the prior-year period. This decrease was due primarily to lower net sales within the direct sales network, due in part to lower project business, partially offset by higher net sales within the corporate accounts channel.
ABL gross profit was $423.4 million (46.8% of ABL net sales) for the third quarter of fiscal 2026, compared with $430.4 million (46.6% of ABL net sales) in the prior-year period, a decrease of $7.0 million. The decrease in gross profit was due primarily to the fall through of lower net sales as well as higher labor, tariff, and overhead costs, partially offset by lower material and quality costs.
ABL operating profit was $160.6 million (17.7% of ABL net sales) for the third quarter of fiscal 2026, compared with $134.0 million (14.5% of ABL net sales) in the prior-year period, an increase of $26.6 million. The increase in operating profit was due primarily to special charges in fiscal 2025, which did not recur in fiscal 2026, as well as lower sales-related costs, partially offset by lower gross profit.
AIS net sales for the third quarter of fiscal 2026 increased 14.9% compared with the prior-year period. The increase was due primarily to higher sales of Distech and QSC products.
AIS gross profit was $183.0 million (60.3% of AIS net sales) for the third quarter of fiscal 2026, compared with $139.8 million (52.9% of AIS net sales) in the prior-year period, an increase of $43.2 million. The increase in gross profit was due primarily to fall through of higher Distech and QSC net sales. The third quarter of fiscal 2025 also included $19.2 million in pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC, which did not recur in fiscal 2026.
AIS operating profit was $56.5 million (18.6% of AIS net sales) for the third quarter of fiscal 2026, compared with $27.4 million (10.4% of AIS net sales) in the prior-year period, an increase of $29.1 million. This increase in operating profit was due primarily to higher gross profit, partially offset by higher employee-related costs as well as higher amortization from acquired intangibles.
First Nine Months of Fiscal 2026 Compared with First Nine Months of Fiscal 2025
The following table sets forth information comparing the components of net income for the nine months ended May 31, 2026 and May 31, 2025 (in millions except per share data):

	Nine Months Ended
	May 31, 2026	May 31, 2025	Increase (Decrease)		Percent Change
Net sales	$3,397.4	$3,136.5	$260.9		8.3%
Cost of products sold(1)	1,716.8	1,649.0	67.8		4.1%
Gross profit	1,680.6	1,487.5	193.1		13.0%
Percent of net sales	49.5%	47.4%	210	bps
Selling, distribution, and administrative expenses(2)	1,188.0	1,074.5	113.5		10.6%
Special charges	5.9	29.7	(23.8)		NM
Operating profit	486.7	383.3	103.4		27.0%
Percent of net sales	14.3%	12.2%	210	bps
Other expense:
Interest expense, net	21.5	15.0	6.5		NM
Miscellaneous expense, net	4.5	5.8	(1.3)		NM
Total other expense	26.0	20.8	5.2		NM
Income before income taxes	460.7	362.5	98.2		27.1%
Percent of net sales	13.6%	11.6%	200	bps
Income tax expense	102.4	79.9	22.5		28.2%
Effective tax rate	22.2%	22.0%
Net income	$358.3	$282.6	$75.7		26.8%
Diluted earnings per share	$11.45	$8.92	$2.53		28.4%
NM - not meaningful
____________________________________
(1) Fiscal 2025 includes $29.6 million in pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC.
(2) Fiscal 2025 includes $21.2 million in acquisition-related costs.

Net Sales
Net sales for the nine months ended May 31, 2026 increased $260.9 million, or 8.3%, to $3.40 billion compared with $3.14 billion in the prior-year due to higher sales in our AIS segment, partially offset by lower sales in our ABL segment. The increase in our AIS segment was driven by the acquisition of QSC, as well higher net sales of our Distech products.
Gross Profit
Gross profit for the nine months ended May 31, 2026 increased $193.1 million, or 13.0%, to $1.68 billion compared with $1.49 billion in the prior-year period. This increase was due primarily to contributions from the QSC acquisition as well as the fall through of higher net sales of our Distech products. The improvement at AIS was partially offset by lower gross profit at ABL.
Operating Profit
SD&A expenses for the nine months ended May 31, 2026 were $1.19 billion compared with $1.07 billion in the prior-year period, an increase of $113.5 million, or 10.6%. The increase in SD&A expenses was due primarily to amounts related to the QSC acquisition, including higher employee-related costs and higher amortization from acquired intangibles, partially offset by acquisition-related professional fees that did not recur in fiscal 2026.
Special charges for the nine months ended May 31, 2026 were $5.9 million, which consisted of employee severance costs related to productivity improvements in our ABL segment. These charges primarily related to labor cost reductions. Special charges for the nine months ended May 31, 2025 were $29.7 million, which consisted primarily of impairments of long lived assets as well as employee severance costs related to productivity initiatives. These amounts were recorded within our ABL segment.
Operating profit for the nine months ended May 31, 2026 was $486.7 million (14.3% of net sales) compared with $383.3 million (12.2% of net sales) for the prior-year period, an increase of $103.4 million, or 27.0%. The increase in operating profit was due to higher gross profit and lower special charges, partially offset by higher SD&A expenses.
Interest Expense, net
We reported net interest expense of $21.5 million and $15.0 million for the nine months ended May 31, 2026 and May 31, 2025, respectively. Net interest expense increased year over year as lower interest income was partially offset by a decline in interest expense. These changes reflect both lower outstanding cash balances as well as lower outstanding borrowings during the first nine months of fiscal 2026.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $4.5 million for the nine months ended May 31, 2026 and $5.8 million for the nine months ended May 31, 2025.
Income Taxes and Net Income
Our effective income tax rate was 22.2% and 22.0% for the nine months ended May 31, 2026 and May 31, 2025, respectively.
Net income for the first nine months of fiscal 2026 increased $75.7 million, or 26.8%, to $358.3 million from $282.6 million reported for the prior-year period. This increase was due primarily to higher operating profit, partially offset by higher net interest expense and income tax expense associated with the increase in profit. Diluted earnings per share for the nine months ended May 31, 2026 increased $2.53 to $11.45 compared with diluted earnings per share of $8.92 for the prior-year period. This increase reflects higher net income as well as lower outstanding diluted shares.

Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the nine months ended May 31, 2026 and May 31, 2025 (in millions):

	Nine Months Ended
	May 31, 2026	May 31, 2025	Increase (Decrease)	Percent Change
ABL:
Net sales	$2,617.7	$2,649.8	$(32.1)	(1.2)%
Gross profit	1,197.8	1,214.8	(17.0)	(1.4)%
Percent of net sales	45.8%	45.8%	—	bps
Operating profit	434.7	407.6	27.1	6.6%
Percent of net sales	16.6%	15.4%	120	bps

AIS:
Net sales	$809.0	$509.1	$299.9	58.9%
Gross profit	482.8	272.7	210.1	77.0%
Percent of net sales	59.7%	53.6%	610	bps
Operating profit	121.8	48.1	73.7	153.2%
Percent of net sales	15.1%	9.4%	570	bps
ABL net sales for the nine months ended May 31, 2026 decreased 1.2% compared with the prior-year period. This decrease was due primarily to lower net sales within the direct sales network, due in part to lower project business, partially offset by higher sales within the independent sales network and the corporate accounts channel.
ABL gross profit for the nine months ended May 31, 2026 was $1.20 billion (45.8% of ABL net sales), compared with $1.21 billion (45.8% of ABL net sales) in the prior-year period, a decrease of $17.0 million. The decrease in gross profit was due primarily to the fall through of lower net sales and higher tariff costs, partially offset by product and productivity improvements.
ABL operating profit for the nine months ended May 31, 2026 was $434.7 million (16.6% of ABL net sales), compared with $407.6 million (15.4% of ABL net sales) in the prior-year period, an increase of $27.1 million. The increase in operating profit was due primarily to lower special charges and sales-related costs, which more than offset the decline in gross profit.
AIS net sales for the nine months ended May 31, 2026 increased 58.9% compared with the prior-year period. The increase in sales is attributed primarily to the acquisition of QSC as well as higher net sales of Distech products.
AIS gross profit for the nine months ended May 31, 2026 was $482.8 million (59.7% of AIS net sales), compared with $272.7 million (53.6% of AIS net sales) in the prior-year period, an increase of $210.1 million. The increase in gross profit was due primarily to the acquisition of QSC as well as the fall through of higher Distech net sales. The nine months ended May 31, 2025, also included $19.2 million in pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC, which did not recur in fiscal 2026.
AIS operating profit for the nine months ended May 31, 2026 was $121.8 million (15.1% of AIS net sales), compared with $48.1 million (9.4% of AIS net sales) in the prior-year period, an increase of $73.7 million. This increase primarily reflects higher operating profit from the QSC acquisition as well as increased profit from Distech's higher net sales. AIS's operating results also include higher amortization from acquired intangibles as well as the impact of fair value adjustments to inventory that occurred in the prior year, both of which related to the QSC acquisition.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of May 31, 2026.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Form 10-K. Information set forth in this report’s Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements describes any legal proceedings that became reportable during the three and nine months ended May 31, 2026, and updates any descriptions of previously reported legal proceedings in which there have been material developments during such period. The discussion of legal proceedings included within the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements is incorporated into this Item 1 by reference.
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
As of May 31, 2026, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled approximately 2.6 million shares. The following table reflects activity related to equity securities we repurchased during the quarter ended May 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/01/2026 through 3/31/2026	153,128	$272.09	153,128	2,868,438
4/01/2026 through 4/30/2026	149,714	$283.08	149,714	2,718,724
5/01/2026 through 5/31/2026	145,801	$287.52	145,801	2,572,923
Total	448,643	$280.77	448,643	2,572,923
Item 5.    Other Information
During the third quarter of fiscal 2026, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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
Credit Agreement, dated as of May 8, 2026, among Acuity Inc., the subsidiary borrowers from time to time party thereto, the various lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on May 13, 2026, which is incorporated herein by reference.
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
ACUITY INC.

Date:	June 25, 2026	By:	/S/ NEIL M. ASHE
NEIL M. ASHE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:	June 25, 2026	By:	/S/ KAREN J. HOLCOM
KAREN J. HOLCOM SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)