Form 10-K
period 2026-08-31
ACUITY INC. (DE)
filed 2026-10-23
CIK 1144215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
Based on the closing price of the Registrant’s common stock of $301.59 as quoted on the New York Stock Exchange on February 27, 2026, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8.9 billion.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 29,695,521 shares as of October 20, 2026.
__________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
Part II, Item 5; Part III, Items 10, 11, 12, 13, and 14	Proxy Statement for 2027 Annual Meeting of Stockholders

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
Acuity Brands Lighting Segment
Our mission at ABL is to provide sustainable and intelligent lighting solutions that enrich communities where people live, learn, work, and play. Our strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. At ABL, our offering combines luminaires with advanced electronics. Our luminaires deliver performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, provides connectivity and functionality. ABL's portfolio of products includes, but is not limited to, the following brands: AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, FrescoTM, Gotham®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminis®, Mark Architectural LightingTM, NightingaleTM, nLight®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
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
Acuity Intelligent Spaces Segment
At AIS, through Atrius®, Distech Controls®, and QSC®, we have unique and disruptive technologies that are driving productivity for people experiencing spaces and for the people operating those spaces. We do this through edge-with-cloud network effects, data-driven growth, a global operating model and end-customer focus.
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

Manufacturing and Distribution
We operate eighteen manufacturing facilities, including seven in Mexico, six in the United States, three in Canada, and two in Europe. We utilize a blend of internal and outsourced manufacturing processes and capabilities to fulfill a variety of customer needs. Our investment in our production facilities is focused primarily on improving capabilities, product quality, and manufacturing efficiency as well as environmental, health, and safety compliance. We also utilize contract manufacturing from U.S., Asian, and European sources for certain products. The following table shows the percentage of finished goods manufactured and purchased in fiscal 2026 by significant geographic region.

	Manufactured	Purchased	Total
United States	17%	8%	25%
Mexico	49%	3%	52%
Asia	—%	18%	18%
Others	5%	—%	5%
Total	71%	29%	100%
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
During fiscal 2026, net sales initiated outside of the U.S. represented approximately 13% of total net sales. See the Supplemental Disaggregated Information footnote of the Notes to Consolidated Financial Statements for additional information regarding the geographic distribution of net sales and long-lived assets.
Research and Development
Research and development (“R&D”) is defined as the critical investigation aimed at discovery of new knowledge and the conversion of that knowledge into the design of a new product or service or significant improvement to an existing product or service. We invest in product vitality, including enhancement of existing offerings, with a focus on improving the performance-to-cost ratio and energy efficiency. We also develop software applications that enhance building performance, enterprise operations, and personal experiences. R&D expenses consist of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but the amounts do not include all new product development costs. For fiscal 2026, 2025, and 2024, R&D expenses totaled $165.6 million, $140.2 million, and $102.3 million, respectively.
Industry Overview
Our addressable market for our ABL segment includes non-portable luminaires as defined by the National Electrical Manufacturers Association; poles for outdoor lighting; emergency lighting fixtures and lighting equipment; and lighting controls and drivers. The addressable market for our AIS segment includes HVAC controls; audio-video hardware, software, and systems; refrigeration controls; and building technology controls, software, and systems.

We operate in highly competitive industries that are affected by a number of general business and economic factors, such as, but not limited to, gross domestic product growth, population growth, government stimulus, employment levels, credit availability, interest rates and inflation, building costs, non-residential fixed investment, construction-related labor availability and costs, building occupancy rates, imports and trade, energy costs, freight costs, tariffs, commodity costs, and commodity availability. Our market is based on non-residential and residential construction, both new construction and renovation and retrofit activity, which may be impacted by these general economic factors. Precise segmentation of the market by new construction and renovation activity is not available, though internal estimates based on third-party data indicate the size of the markets to be about the same. The volume of non-residential construction activity in commercial, institutional, industrial, and infrastructure projects has a material impact on the demand for our lighting, audio-video, and building management solutions. Demand for our products is also dependent on economic drivers, such as consumer spending and discretionary income, along with housing construction and home improvement spending.

Our market is influenced by evolving technologies. For the ABL segment, this evolution includes the development of new or improved lighting technologies, including solid-state lighting, electronic drivers, embedded lighting controls, and more effective optical designs and lamps. For the AIS segment, this evolution includes design strategies and technologies addressing intelligent buildings and occupant experiences, platform consolidation of audio-video and control systems, and cloud management and the use of data from connected spaces. The markets for both segments are influenced by technology trends toward interoperable control architectures, network security and cybersecurity, and the application of artificial intelligence to system performance and user experience. Our markets are also impacted by energy codes and incentives for using more energy-efficient lighting and building technology solutions by federal, state, and municipal authorities and utility companies.
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
Regulations
We are subject to various federal, state, and local laws and regulations that impose increasingly complex, stringent, and costly compliance activities. These laws and regulations include, but are not limited to, the Clean Air Act and the Toxic Substances Control Act; the Clean Water Act; the EU-U.S. Data Privacy Framework; the United States-Mexico-Canada Agreement (“USMCA”); regulations from the Occupational Safety and Health Administration; the European Union’s General Data Protection Regulation; California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964 and other federal and state labor and employment laws and regulations; the U.S. Foreign Corrupt Practices Act (“FCPA”); and the U.K. Bribery Act.
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

Intellectual Property
We own various domestic and foreign patents, copyrights, trade secrets, trademarks, and other intellectual property, which are important factors for our businesses. We rely on patent, copyright, trade secret, and trademark laws as well as agreements, restrictive covenants, and internal processes and controls to protect these proprietary rights. Despite these protections, unauthorized parties may take actions that infringe on our intellectual property. Further, we conduct business in countries where our intellectual property coverage may be more limited and/or our ability to enforce intellectual property rights may be difficult or impracticable. We also have licenses to certain patents and trademarks, which, if not renewed, could adversely impact our business. As of August 31, 2026, we had approximately 1,800 total patent assets including issued U.S. and foreign patents as well as pending U.S. and foreign patent applications. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is individually material to us.
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
Human Capital
We employed approximately 13,900 employees at August 31, 2026, of which approximately 4,300 were employed in the United States and approximately 8,200 were employed in Mexico. Our remaining employees were employed in other international locations including Europe, Canada, and the Asia/Pacific region. Union recognition and collective bargaining arrangements in place or in process cover approximately 1,300 and 6,900 employees in the United States and Mexico, respectively. Arrangements for approximately 500 employees in the United States will expire within the next fiscal year. Arrangements for approximately 7,000 employees in Mexico will expire within the next fiscal year, primarily due to statutory requirements of annual negotiations of union contracts. We believe that we have strong relationships with both our unionized and non-unionized employees.
A key pillar to attract, develop, and retain top talent is our focus on the growth and development of our employees. In fiscal 2026, we remained focused on development through development plans for employees, special projects, training opportunities, and other activities. Our performance management and other processes are intended to align employee aspirations, interests, performance, and experiences with the talent needs that enable the business. Managers and employees conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an employee development culture.
Investing in the development of our employees is part of our preparedness to meet current and future strategic priorities of the business. In fiscal 2026, we continued a management effectiveness series focused on coaching to performance, which we offered through in-person events and ongoing sustainment activities. We provide on-demand, virtual, and in-person instructor led classes to help employees and customers expand their knowledge.
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

Environmental Sustainability
We contribute to energy savings and carbon emission reductions through retrofits that incorporate more efficient luminaires, as well as through the expanded use of lighting, HVAC, and other building control systems. Our energy data management software enables users to track and report their carbon footprint. We also aim to improve raw material efficiency and operate our facilities in a more productive and environmentally responsible manner. Progress on these initiatives is communicated through our EarthLIGHT program.
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
Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers. The Code of Ethics and Business Conduct as well as our Corporate Governance Guidelines are available free of charge through the “Committee Charters & Governance Documents” link under the “Governance” heading within the “Investors” section on our website. Any amendments to, or waivers of, the Code of Ethics and Business Conduct for our principal executive officer and senior financial officers will be disclosed on our website promptly following the date of such amendment or waiver. Additionally, the charters for our Audit Committee, Compensation and Management Development Committee, and Governance Committee are available free of charge through the “Committee Charters & Governance Documents” link under the “Governance” heading within the “Investors” section on our website. The Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters are available in print to any of our stockholders that request such documents by contacting our Investor Relations department.

Item 1A.Risk Factors.
This filing contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. A variety of risks and uncertainties, assumptions, and other important factors could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. See Forward-Looking Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations. These risks could adversely impact our financial position, results of operations, cash flows, and financial expectations and could cause the market price of our securities to decrease. Such risks include the following, without limitation.
Risks Related to Our Strategy
Our results may be adversely affected by market and competitive pricing.
Aggressive pricing actions by competitors may affect our ability to manage the price/cost relationship of our products/solutions to achieve desired revenue growth and profitability levels. Potential decreased demand for our products resulting from factors including uncertainty in the global economy, an inflationary environment, rising interest rates, international conflicts, and a potential global recession may influence competitor pricing. Additionally, dynamic pricing models may not cover our rising costs. Even if we were able to increase prices to cover our costs, which could dilute our margins, competitive pricing pressures may not allow us to pass on any more than the cost increases. Alternatively, if costs were to decline, the marketplace may not allow us to hold prices at their current levels.
Innovations of new products and services may not yield desired returns, which may also expose our assets, particularly inventory, to potential write-downs.
Continual introductions of new products and solutions, services, and technologies, enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. The success of new product and solution introductions depends on a number of factors, including, but not limited to, timely and successful product development, product quality, market acceptance, including entrance into new verticals, and our ability to manage the risks associated with product life cycles. These risks include additional inventory obsolescence risk as product life cycles begin to shorten, new products and production capabilities, effective management of purchase commitments and inventory levels to support anticipated product manufacturing and demand, availability of products in appropriate quantities and costs to meet anticipated demand, and risk that new products may have quality or other defects in the early stages of introduction. Additionally, new products and solutions may not achieve the same profit margins as expected or as compared to our historic products and solutions. Market adoption of new products may impact the sales of other products and may expose on-hand inventories to future write-downs. Accordingly, we cannot fully predict the ultimate effect of new product introductions on our business. Furthermore, other market participants, such as well-established and new competitors, could develop alternative platforms for monetizing products, solutions, and services that result in a paradigm shift in our industry, particularly with respect to new and developing technologies.
We may not be able to identify, finance, and complete suitable acquisitions, alliances, or investments, and acquisitions, alliances, or investments that we pursue may not yield anticipated benefits.
We have allocated capital within our business to fund acquisitions, alliances, and investments and may continue to do so as opportunities arise in the future. We will benefit from such activity only to the extent that we can effectively identify suitable acquisition and alliance candidates, close those identified acquisitions and alliances, and leverage and integrate the assets or capabilities of the acquired businesses and alliances, including, but not limited to, personnel, technology, and operating processes. It may be difficult for us to integrate acquired businesses efficiently into our business operations. Any acquisitions, alliances, or investments may not be successful or realize the intended benefits. Moreover, unanticipated events, negative revisions to valuation assumptions and estimates, diversion of resources and management's attention from other business concerns, and difficulties in attaining synergies, among other factors, have in the past and could in the future adversely affect our ability to recover initial and subsequent investments. We could in the future have non-cash impairment charges related to acquired goodwill, and we have experienced and could in the future have non-cash impairment charges for acquired intangible assets. In addition, such investment transactions may limit our ability to invest in other activities that could be more profitable or advantageous.

We may experience difficulties in streamlining, productivity, and/or cost reduction initiatives related to our operations, which could impact shipments to customers, product quality, and the realization of expected savings from these actions.
We expect to benefit from potential programs to make operations more productive, including the consolidation of certain facilities and the reduction of overhead costs. Such benefits will only be realized to the extent that we can effectively leverage assets, personnel, and operating processes in the transition of production between manufacturing facilities. Uncertainty is inherent within the facility consolidation process, and unforeseen circumstances could offset the anticipated benefits, disrupt service to customers, and impact product quality.
General business, political, and economic conditions, including the strength of the construction and renovation market, political events, or other factors may affect demand for our products and services.
We compete based on numerous factors, including product vitality, service levels, product features and benefits, brand name recognition, product quality, product and system design, energy efficiency, customer relationships, service capabilities, and price. In addition, we operate in a highly competitive environment that is influenced by a number of general business and economic factors, such as economic vitality, employment levels, credit availability, interest rates, trends in vacancy rates and rent values, energy costs, labor availability, and commodity costs. Sales of our products and services depend significantly on the level of activity in new construction and renovation/retrofits. Declines in general economic activity, appropriations, and regulations, including tax, fiscal and trade policy, and other political uncertainties, may negatively impact new construction and renovation projects, or our ability to expand into new geographies, which in turn may impact demand for our product and service offerings.
Decreased construction and renovation spending and consumer demand for our products and services, along with rising costs, may materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, potential economic slowdowns, supply chain disruptions, or a global recession could adversely affect our ability to access the capital and other financial markets. This may require us to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counter-parties to make payments to us, on a timely basis or at all.
Our strategic adoption and integration of artificial intelligence (“AI”) across our products, services, and operations may expose us to significant operational, legal, competitive, regulatory, cybersecurity, and reputational risks that could adversely affect our business, results of operations, financial condition, and cash flows.
As part of our business strategy, we are increasingly incorporating AI and machine learning technologies into our product offerings, customer-facing solutions, and internal operations to enhance innovation, efficiency, decision-making, and the value we deliver to customers and other stakeholders. We expect AI capabilities to become an increasingly important component of our long-term growth strategy and competitive positioning. However, the development, deployment, adoption, and oversight of AI technologies involve numerous risks and uncertainties. Our competitors may develop, acquire, or deploy AI technologies more rapidly, effectively, or cost-efficiently than we do, which could reduce the competitiveness of our products and services and adversely affect our market position. In addition, AI technologies may not perform as intended and could generate inaccurate, misleading, incomplete, biased, or otherwise unreliable outputs. If AI-assisted content, analyses, recommendations, or decisions are defective or are perceived to be defective, we could experience diminished customer trust, reputational damage, competitive harm, litigation, regulatory scrutiny, or other liabilities.

The use of AI technologies also presents risks relating to intellectual property ownership and infringement, data privacy, data protection, data provenance, cybersecurity, model transparency, ethical use, workforce management, employee relations, and compliance with evolving legal and regulatory requirements. The development and deployment of AI capabilities may require significant investments in technology infrastructure, third-party software, cloud computing resources, data management, and specialized talent, and these investments may not achieve the anticipated benefits or returns. AI systems may increase the complexity of our cybersecurity environment and could introduce new vulnerabilities, including risks associated with unauthorized access to sensitive information, inadvertent disclosure of confidential data, malicious manipulation of AI models, or other cybersecurity incidents. Any such incidents could result in business disruption, legal liability, regulatory penalties, reputational harm, and increased costs.

Further, governments, regulatory bodies, and industry organizations worldwide are actively developing and implementing laws, regulations, standards, and guidance governing the development and use of AI technologies. Existing and future regulatory requirements may impose additional compliance obligations, increase costs, restrict our ability to develop or deploy AI solutions, or expose us to enforcement actions, penalties, or litigation. Failure to effectively manage the risks associated with our strategic adoption of AI, or to realize the anticipated benefits of our AI initiatives, could adversely affect our business, results of operations, financial condition, and cash flows.
Risks Related to Our Operations
Our business and results have been and may be adversely affected by fluctuations in the cost or availability of raw materials, components, purchased finished goods, or services.
We utilize a variety of raw materials and components in our production process including steel, aluminum, copper, lamps, certain rare earth materials, microchips, light emitting diodes (“LED”), LED drivers, ballasts, wire, electronic components, power supplies, petroleum-based byproducts, and natural gas. We also source certain finished goods externally. Supply chain disruptions for certain components, including microchips and electronics, have resulted in higher prices for significant commodities and materials, as well as increased warehousing, freight, and container costs, which have negatively impacted our business. Future disruptions in the supply chain, shortages, import and export bans, sanctions, or tariffs imposed by the U.S. or foreign governments have affected or could continue to affect our ability to procure components for our products on a timely basis, or at all, or could require us to commit to increased purchases or longer term guaranteed supply agreements, secure new suppliers, rely on relatively high-cost spot market purchases, and provide longer lead times to secure critical components.
Future increases in our costs could negatively impact our profitability and margins as there can be no assurance that future price increases will be successfully passed through to customers. We generally source our goods from a number of suppliers. However, there are a limited number of suppliers for certain components and certain purchased finished goods, which on a limited basis have resulted in and may result in sole-source supplier situations.
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
We compete in an industry and markets where technology and innovation play major roles in the competitive landscape. We are highly engaged in the investigation, development, and implementation of new technologies and services. Securing employee talent, key partnerships, and alliances, including having access to technologies, services, and solutions developed by others, as well as obtaining appropriate patents and the right to utilize patents of other parties all play a significant role in protecting our freedom to operate. Additionally, the continual development of new technologies by existing and new source suppliers, including non-traditional competitors with significant resources, looking for either direct market access or partnerships with competing large manufacturers, coupled with significant associated exclusivity and/or patent activity, could adversely affect our ability to sustain operating profit margins and desirable levels of sales volume.
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
Relationships with customers are directly impacted by our ability to deliver quality products and services. Although no individual customer exceeded 10% of net sales during fiscal 2026, 2025, or 2024, the loss of or a substantial decrease in the volume of purchases by certain larger customers could harm our business in a meaningful manner. We have relationships with channel partners such as electrical distributors, home improvement retailers, independent sales agencies, system integrators, corporate accounts, and value-added resellers. While we maintain positive, and in many cases long-term, relationships with these channel partners, the sudden or unplanned loss of a number of these channel partners or a substantial decrease in the volume of purchases from a major channel partner or a group of channel partners could adversely affect our business.
We could be adversely affected by external disruptions, including geopolitical and/or other conditions, to our operations.
Disruptions to our operations including, but not limited to, labor disputes, strikes, workplace violence, public health crises, pandemics and epidemics, climate change, brown outs and other power outages, earthquakes, fires, floods, extreme precipitation, explosions, terrorism, adverse weather conditions, water scarcity, cyber-attacks, civil or political disruptions, or other catastrophic events such as war, insurrection, or natural disasters, leading to production interruptions in one or more of our or our suppliers’ facilities could adversely affect us. Approximately 49% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Further, because many of our customers are to varying degrees dependent on planned deliveries from our facilities, those customers that have to reschedule their own production, delay opening a facility, or incur other disruptions due to our missed deliveries as a result of these disruptions could pursue financial claims against us. We may incur costs to correct any of these problems in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed and result in a loss of business. These types of events may negatively impact residential, commercial, and industrial spending, including construction and renovation spending as well as consumer spending on our products, in impacted regions or, depending on the severity, globally. As a result, any such events could adversely impact us. While we have developed business continuity plans, including alternative capacity, to support responses to such events or disruptions and maintain insurance policies covering, among other things, physical damage and business interruptions, these policies may not cover all losses. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers, and substantial losses in operational capacity.
Current global conflicts, such as those between Russia and Ukraine as well as within the Middle East, have created substantial uncertainty in the global economy, including increased sanctions and penalties imposed on certain countries and persons by several governments. While we do not have material operations in these locations and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows.
Company operating systems, information systems, or devices have experienced, and may experience in the future, a failure or a compromise of security, which could adversely impact our operations as well as the effectiveness of internal controls over operations and financial reporting.
We are highly dependent on various software and automated systems to record and process operational and financial transactions. We have experienced, and could experience in the future, a failure of one or more of these software and automated systems, or we could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system.
We have also experienced compromises of our security, and could experience in the future, a compromise of our security for reasons including technical system flaws, the improper installation of an upgrade or update, the proper installation of an upgrade or update that has consequences unforeseen by us or the software provider, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties, such as through viruses, malware, or phishing. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. We have also been subject to disruptions of systems, and could be subject to such disruptions in the future, arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, cyber-attacks, including but not limited to hacking, malware, ransomware attacks, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, epidemics, computer viruses, and electrical/telecommunications outages).

While prior compromises of our security have not had, in the aggregate, a material impact on the Company’s operations and financial condition, the Company expects events of this nature to continue as cyber-attacks are becoming more sophisticated and frequent. As AI technologies advance, new and increasingly sophisticated attack methods are emerging, including fraud involving impersonation technologies or other forms of generative automation that enhance the scale and effectiveness of cyber threats. The techniques used in such attacks change rapidly, and certain vulnerabilities or attack methods may go undetected until after they are already deployed, potentially allowing them to persist within our systems for extended periods. The Company monitors its data, information technology, and personnel usage of Company systems to reduce these risks and continues to do so on an ongoing basis for any current or potential threats. Refer to Part I, Item 1C. Cybersecurity for further details.
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
We and certain of our third-party vendors may receive and store personal information in connection with human resources operations, customer offerings, and other aspects of the business. A material network breach in the security of these systems could include the theft of intellectual property, the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our employees', customers', suppliers', or other third-parties' confidential, proprietary or personally identifiable information, or other disruptions of our customers' or other third parties' business operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of information, it could cause significant damage to our reputation, affect relationships with our customers, employees, and others, or lead to claims against us. Such claims may result in the payment of fines, penalties, and costs and ultimately harm our business. In addition, we may incur significant costs, regulatory fines, or penalties, or be required to take actions, to protect against damage caused by these disruptions or security breaches.
Changes in data privacy laws and our ability to comply with them could adversely impact our operations.
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
We employed approximately 13,900 people as of August 31, 2026, approximately 9,600 of whom are employed in international locations. We have significant exposure to changes in domestic and foreign laws governing relationships with employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements, and payroll taxes, which likely would have a direct impact on our operating costs. Union recognition and collective bargaining agreements are in place or in process covering approximately 59% of our workforce. Collective bargaining agreements representing approximately 54% of our workforce will expire within one year, primarily due to annual negotiations with unions in Mexico. While we believe that we have good relationships with both our unionized and non-unionized employees, we may become vulnerable to a strike, work stoppage, or other labor action by these employees.
Our success is also dependent upon our ability to attract, retain, and motivate a qualified and diverse workforce, and there can be no assurance that we will be able to do so, particularly during times of increased labor costs or labor shortages. We rely upon the knowledge and experience of employees involved in functions throughout the organization that require technical expertise and knowledge of the industry. We have experienced competition for qualified and capable personnel in key markets and with key skills, and we cannot provide assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating, and retaining personnel in the future. In addition, our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for skilled workers is currently high. We face an increasingly competitive labor market due in part to sustained labor shortages and are subject to inflationary pressures on employee wages, salaries, and benefits, which have and may continue to increase labor costs and impact labor availability. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can offer. An inability to attract and retain a sufficient number of employees could adversely impact our ability to execute key operational functions.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including: defining and controlling contract scope and timing, efficiently executing projects, and managing the performance and quality of subcontractors and suppliers and our own systems. As we expand our service and solutions offerings, reliance on the technical infrastructure to provide services to customers will increase. If we fail to appropriately manage and secure the technical infrastructure required, we could experience disruptions to our operational processes, and customers could experience service outages or delays in the implementation of services. If we are unable to manage and mitigate these risks, we could incur liabilities and other losses.
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
We have substantial activities outside of the United States, including sourcing of products, materials, components, and contract manufactured finished goods, as well as manufacturing and distribution activities. Our operations, as well as those of key vendors, are therefore subject to regulatory, economic, political, military, and other events in countries where these operations are located. In addition to the risks that are common to both our domestic and international operations, we face risks specifically related to our foreign operations and sourcing activities, including but not limited to: exposure to foreign currency fluctuations; increased inflation; unstable political, social, regulatory, economic, financial, and market conditions; laws that prohibit shipments to certain countries or restricted parties and that prohibit improper payments to government officials such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; potential for privatization and other confiscatory actions; trade restrictions and disruption; shipping delays or disruptions, criminal activities, increases in tariffs and taxes, corruption, terrorist action, nationalization and expropriation, limitations on repatriation of earnings or other capital requirements, and other changes in regulation in international jurisdictions that could result in substantial additional legal or compliance obligations for us. Additionally, as we expand our global footprint into new geographies or territories, our exposure to these risks may increase.
We source certain components and finished goods from countries outside of the United States, some of which are subject to import tariffs. These tariffs could increase in future periods resulting in higher costs and/or lower demand. We may be adversely affected if we are unable to offset the impact of the tariffs. If any such tariffs are deemed unlawful, we may also have to seek refunds. Our customers may request a proportionate share of any refunds; however, we dispute any entitlement due to the nature of our pricing model and the absence of specific tariff pass-through arrangements.

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
A large portion of our sales are impacted by the USMCA. On July 1, 2026, the United States declined to renew the USMCA. Unless the United States formally withdraws, it will remain a party to the USMCA until the 16-year “sunset” clause phases out the agreement in 2036. However, the agreement will now be subject to yearly reviews, making its future status uncertain.
In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, including steel, copper, and aluminum, and certain foreign countries. Increased and/or proposed tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs by other countries.
On February 20, 2026, the United States Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. While we are entitled to and have received refunds under this ruling, the timing and receipt of future refunds is uncertain.
It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs, the USMCA, or other international trade agreements and policies. Trade wars, formal withdrawal of the United States from the USMCA or other governmental actions related to tariffs or international trade agreements or policies have the potential to adversely impact demand for our products, costs, customers, suppliers, and/or the U.S. economy or certain sectors therein, and could adversely impact our business. The evolution of our products, the complexity of our supply chain, and our reliance on third-party vendors such as customs brokers and freight vendors, which may not have effective processes and controls to enable us to fully and accurately comply with such requirements, could subject us to liabilities for past, present, or future periods. Such liabilities could adversely impact our business.
We continue to monitor conditions affecting our international locations. Some of these risks, including but not limited to foreign exchange rates, violations of laws, and higher costs associated with changes in regulation, could adversely impact our business.
We are subject to exchange rate fluctuations, which could adversely impact our business.
We are subject to fluctuations in foreign currency exchange rates. We engage in cross-border transactions through operations in multiple countries, which increases our exposure to exchange rate volatility. Significant changes in exchange rates relative to the U.S. dollar could adversely affect our pricing competitiveness, cost structure, and overall financial performance. In particular, a stronger U.S. dollar could reduce the competitiveness of our products in international markets. Conversely, a weaker U.S. dollar could raise the cost of imported inventory, materially increasing the cost of goods sold, which could adversely impact our business.

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
We are subject to various foreign and domestic federal, state, and local laws and regulations that include, but are not limited to, the Clean Air Act and the Toxic Substances Control Act; the Clean Water Act; the Safe Harbor data privacy program between the U.S. and the European Union; the USMCA; regulations from the Occupational Safety and Health Administration agency; the European Union’s General Data Protection Regulation and other domestic and foreign data privacy and cybersecurity laws and regulations, including California’s Consumer Privacy Act and Connected Device Privacy Act; the Civil Rights Act of 1964 and other federal and state labor and employment laws and regulations; the U.S. Foreign Corrupt Practices Act (the “FCPA”); and the U.K. Bribery Act. The laws and regulations impacting us impose increasingly complex, stringent, and costly compliance activities.
Concerns regarding climate change may also lead to significant legislative and regulatory responses, including efforts to limit greenhouse gas (“GHG”) emissions. The United States Environmental Protection Agency (“EPA”) has implemented regulations that require reporting of GHG emissions or that limit emissions of GHGs from certain mobile or stationary sources, although continued reporting is currently subject to the federal rulemaking process. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states and other jurisdictions have already taken legal measures to reduce emissions of GHGs. It is uncertain whether, when, and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and joined the Paris Agreement.
In addition, permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. Environmental laws and regulations have generally become stricter in recent years, and certain federal, state, and local governments domestically and internationally, have enacted, or are considering enacting, new laws and regulations, including those governing raw material composition, carbon dioxide and other air emissions, end-of-life product dispositions, energy efficiency, extended producer responsibility, and certain additional disclosure obligations related to the above.
We may be affected by those or other future standards, laws, or regulations, including those imposed in response to energy, climate change, our carbon footprint, product functionality, geopolitics, corporate social responsibility, material content, including PFAS, or similar concerns. As customers become increasingly concerned about the environmental impact of their purchases, if we fail to keep up with changing regulations or innovate or operate in ways that minimize the energy use of or other impacts of our products or operations, customers may choose more energy efficient or sustainable alternatives. These standards, laws, or regulations may also impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and may place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations or on the willingness of certain investors to own our shares. In addition, we may be subject to consumer lawsuits or enforcement actions by governmental authorities if our ESG claims relating to product marketing are inaccurate. At the same time, certain actions that we may take in our efforts to address ESG concerns may be challenged as being inconsistent or prohibited by various federal, state, or local laws and regulations. It is uncertain what laws, rules, or regulations may be enacted, or how courts may interpret them in the future, and therefore we cannot predict the potential impact such laws or regulations may have on our future financial condition, results of operations, and cash flows. The laws and regulations regarding ESG disclosures and requirements are also rapidly evolving and could have an adverse effect on our operations, and the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs.
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
We may need to recall products if they are improperly designed, manufactured, packaged, or labeled, and we do not maintain insurance for such recall events. Many of our products and solutions have become more complex in recent years and include more sophisticated and sensitive electronic components. A problem or issue relating to any individual component could have the effect of creating a compounded problem for an integrated solution, which could result in significant costs and losses. We have increasingly manufactured certain of those components and products in our own facilities. We have previously initiated product recalls or formal campaigns soliciting repair or return of a product as a result of potentially faulty components, assembly, installation, design, and packaging of our products. Widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, penalties, and lost sales due to the unavailability of a product for a period of time. In addition, products we developed that incorporate technologies generally provide for more extensive warranty protection, which may result in higher costs if warranty claims on these products are higher than historical amounts. We may also be liable if the use or failure of any of our products causes harm, whether from fire, shock, harmful materials or components, alleged adverse health impacts from exposure to light emitted by our products, or any other personal injury or property damage, and we could suffer losses from a significant product liability judgment against us in excess of our insurance limits. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products, even if such costs or liabilities are covered under supplier warranty obligations. We have incurred and may incur in the future charges and loss of reimbursed cash flows from such suppliers. A significant product recall, warranty claim, product liability case, and/or challenges around seeking indemnity or reimbursement from our suppliers or other third parties could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products.
We may not be able to adequately protect our intellectual property rights and could be the target of intellectual property claims.
We own certain patents, trademarks, copyrights, trade secrets, and other intellectual property. Where appropriate, these assets are the subject of registrations or other filings with governmental entities. In addition, we have internal policies and processes that establish a strategy for protecting newly developed key company technologies. We make decisions about what intellectual property to register based on these policies and processes. Formal protection for all company intellectual property is not necessary, but even if it were, it could not be obtained without incurring significant legal expenses and adversely affecting our financial condition and results of operations. With respect to intellectual property rights that we have obtained, we cannot be certain that others have not infringed and will not infringe on these rights. Enforcement actions against these third parties could result in significant legal expenses, which could also adversely affect our financial condition and results of operations.
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
Our operations are subject to income tax, sales tax, value-added tax (“VAT”), excise tax, property tax, and other taxes and assessments at federal, state, local, and international levels. Our consolidated tax obligation is driven largely by our corporate structure as well as domestic and international intercompany arrangements. We operate in numerous jurisdictions across the globe. Certain jurisdictions may aggressively interpret their laws, regulations, and policies in an effort to raise additional tax revenue, and international tax authorities may seek to assert extraterritorial taxing rights on our transactions or operations.
We have previously been subject to domestic and international tax audits by taxing authorities of the jurisdictions in which we operate, and we may be subject to additional audits in the future. While our previous audits resulted in no significant findings, and we believe we continue to be in compliance with relevant tax laws, tax authorities may challenge or disagree with certain positions or methodologies in calculating our tax positions. An unfavorable interpretation or outcome could increase our worldwide effective tax rate, result in additional tax obligations owed, impact the amount of recoverable VAT, and/or increase excise taxes owed, which could have an adverse impact on our financial position, results of operations, and/or cash flows.
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
When the market price of our shares drops significantly, stockholders could institute securities class action lawsuits against us or otherwise engage in activism, which could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
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
Rising interest rates could have a negative effect on overall economic activity and could impair the ability of real estate developers, property owners, contractors, and system integrators to obtain reasonable costs of capital on borrowed funds, resulting in depressed levels of construction and renovation projects and a resulting decrease in demand for our products and services. Rising interest rates could also impair our customers’ ability to repay obligations to us. Additionally, rising interest rates may increase our cost of capital, which could have material adverse effects on our financial condition and cash flows.
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
Material Cybersecurity Risks, Threats, and Incidents
While prior compromises of our security have not had, individually or in the aggregate, a material impact on our operations and/or financial condition, the Company expects risks from cybersecurity threats, including, but not limited to, security breaches, viruses, malware, ransom attacks, other cyber-attacks, or other similar threats, to continue as events of this nature are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A. Risk Factors, which should be read in conjunction with the foregoing information.
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
Cybersecurity risks are identified and responded to by our cybersecurity team led by our CISO. Cybersecurity incidents are managed, evaluated, investigated, and responded to in accordance with the Company’s documented Cyber Incident Response Plan (“CIRP”). The CIRP is administered by the Cyber Incident Response Team (“CIRT”), which is overseen and managed by the CISO. We test and evaluate the CIRP on at least an annual basis through tabletop exercises designed to achieve incident readiness and promote cybersecurity awareness. We also from time to time engage third parties, including assessors and consultants, and our internal audit function to perform assessments, reviews, and audits on our cybersecurity measures. The results of such assessments, reviews, and audits are reported to the Audit Committee of the Board of Directors as well as the CIRT. We adjust our CIRP and other cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, reviews, and audits.
Governance
Our Board of Directors, in coordination with the Audit Committee of the Board of Directors, oversees the Company’s overall enterprise risk management process, including the management of risks arising from cybersecurity threats. The Audit Committee is responsible for reviewing and discussing with management our risk exposure to cybersecurity risks and the steps management has taken to monitor and control the Company’s exposure to risk. Additionally, the Board of Directors and the Audit Committee of the Board of Directors each receive regular presentations and reports on cybersecurity risks as well as prompt and timely information regarding any cybersecurity incident identified as significant by our CISO, as required by the CIRP, and ongoing updates regarding any such incident until it has been addressed.
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
Item 2.Properties.
Our general corporate offices are located in Atlanta, Georgia. Because of the diverse nature of operations and the large number of individual locations, it is neither practical nor meaningful to describe each of our operating facilities owned or leased. The following listing summarizes the significant facility categories by which reportable segment, Acuity Brands Lighting (“ABL”) or Acuity Intelligent Spaces (“AIS”), the facility primarily benefits as of August 31, 2026:

	ABL		AIS		Corporate(1)	Total
Nature of Facilities	Owned	Leased	Owned	Leased	Leased	Owned	Leased
Manufacturing facilities	10	5	2	1	—	12	6
Warehouses	—	—	—	1	—	—	1
Distribution centers	2	6	—	1	—	2	7
Offices	2	8	—	25	3	2	36
Total	14	19	2	28	3	16	50
______________________________
(1) Corporate properties include our corporate headquarters as well as facilities shared among our segments.

The following table provides additional geographic information related to our manufacturing facilities as of August 31, 2026:

	United States	Mexico	Europe	Canada	Total
ABL:
Owned	4	5	1	—	10
Leased	1	2	—	2	5
Total	5	7	1	2	15

AIS:
Owned	—	—	1	1	2
Leased	1	—	—	—	1
Total	1	—	1	1	3
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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol “AYI.” At October 20, 2026, there were 1,496 stockholders of record.
The timing, declaration, and payment of future dividends to holders of our common stock will depend upon many factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition, and other factors that our Board of Directors may deem relevant.
The information required by this item with respect to equity compensation plans is included under the caption Equity Compensation Plans in our proxy statement for the annual meeting of stockholders to be held January 20, 2027, which we will file with the Securities and Exchange Commission pursuant to Regulation 14A. The proxy statement is incorporated herein by reference.
Issuer Purchases of Equity Securities
On January 25, 2024, the Board of Directors (the “Board”) authorized the repurchase of up to an additional three million shares of our common stock. Under the current share repurchase authorization, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. As of August 31, 2026, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.4 million shares. The following table reflects activity related to equity securities we repurchased during the three months ended August 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/1/2026 through 6/30/2026	100,301	$305.02	100,301	2,472,622
7/1/2026 through 7/31/2026	46,438	$333.63	46,438	2,426,184
8/1/2026 through 8/31/2026	29,412	$345.00	29,412	2,396,772
Total	176,151	$319.24	176,151	2,396,772

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
The following graph compares the cumulative total return to shareholders on our outstanding stock during the five years ended August 31, 2026, with the cumulative total returns of the Standard & Poor’s (“S&P”) Midcap 400 Index, the Dow Jones U.S. Electrical Components & Equipment Index, and the Dow Jones U.S. Building Materials & Fixtures Index. We are a component of both the S&P Midcap 400 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The Dow Jones U.S. Electrical Components & Equipment Index is included in the following graph as the parent companies of several major lighting companies are included in the index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Acuity Inc., the S&P Midcap 400 Index,
the Dow Jones U.S. Electrical Components & Equipment Index,
and the Dow Jones U.S. Building Materials & Fixtures Index

300
250
200
150
100
50
0
Aug-21
Aug-22
Aug-23
Aug-24
Aug-25
Aug-26
Acuity Inc.
S&P Midcap 400 Index
Dow Jones U.S. Electrical Components & Equipment Index
Dow Jones U.S. Building Materials & Fixtures Index

*Assumes $100 invested on August 31, 2021 in stock or index, including reinvestment of dividends.

	Aug-21	Aug-22	Aug-23	Aug-24	Aug-25	Aug-26

Acuity Inc.	$100	$89	$88	$139	$179	$182
S&P Midcap 400 Index	100	90	99	118	126	148
Dow Jones U.S. Electrical Components & Equipment Index	100	89	107	130	188	249
Dow Jones U.S. Building Materials & Fixtures Index	100	78	100	135	146	139
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Acuity Inc. (referred to herein as “we,” “our,” “us,” the “Company,” or similar references) and its subsidiaries for the fiscal years ended August 31, 2026 and 2025. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included within this report.
A discussion of the year ended August 31, 2025 compared to the year ended August 31, 2024 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our fiscal 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2025.
Overview
Company
Acuity Inc. is a market-leading industrial technology company. We use technology to solve problems in spaces, light, and more things to come. Through our two business segments, Acuity Brands Lighting (“ABL”) and Acuity Intelligent Spaces (“AIS”), we design, manufacture, and bring to market products and services that make a valuable difference in people’s lives. We achieve growth through the development of innovative new products and services, including lighting, lighting controls, building management solutions, and an audio, video, and control platform. We focus on customer outcomes and drive growth and productivity to increase market share and deliver superior returns. We look to aggressively deploy capital to grow the business and to enter attractive new verticals.
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
Our significant contractual cash requirements as of August 31, 2026 primarily include principal and interest on outstanding debt, accounts payable, accrued employee compensation, operating lease liabilities, and certain purchase obligations incurred in the ordinary course of business that are enforceable and legally binding. Further details on our borrowings and operating lease liabilities are outlined in the Debt and Lines of Credit, Leases, and Subsequent Event footnotes of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K.
Contractual purchase obligations of $450.2 million at August 31, 2026 are due in fiscal 2027. Contractual purchase obligations beyond fiscal 2027 are not significant.
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
Cash
Our cash position at August 31, 2026 was $636.3 million, an increase of $213.8 million from August 31, 2025. Cash generated from operating activities and cash on hand were used during the current fiscal year to voluntarily repay borrowings as well as to fund our capital allocation priorities as discussed below.
We generated $825.6 million of cash flows from operating activities during fiscal 2026 compared with $601.4 million in the prior-year period, an increase of $224.2 million. Cash flows from operations increased due primarily to higher profit, including $51.3 million of received tariff refunds, and lower income tax payments.

Financing Arrangements
See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for discussion of the terms of our various financing arrangements, including the 2.150% senior unsecured notes due December 15, 2030 (the “Unsecured Notes”), and our five-year credit agreement (“Credit Agreement”) set to expire May 8, 2031.
At August 31, 2026, our outstanding debt balance was $697.4 million, which consisted of our Unsecured Notes and borrowings on our revolving credit facility under the Credit Agreement, compared to our cash position of $636.3 million. We were in compliance with all covenants under our financing arrangements as of August 31, 2026.
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

Summarized Balance Sheet Information	August 31, 2026	August 31, 2025
Current assets	$1,152.8	$1,068.2
Current assets due from non-guarantor affiliates	—	303.5
Non-current assets	1,354.8	1,369.4
Current liabilities	786.9	604.0
Amounts due to non-guarantor affiliates	100.2	—
Non-current liabilities	751.2	1,138.4

Summarized Income Statement Information	Year Ended August 31, 2026
Net sales	$3,361.8
Gross profit	1,508.4
Net income	360.5
During fiscal 2026, we repaid our outstanding term loan using cash on hand and proceeds from our Credit Agreement entered into on May 8, 2026. At August 31, 2026, we had $200.0 million in remaining borrowings under our Credit Agreement. In September 2026, subsequent to the end of fiscal 2026, we voluntarily repaid this balance.
At August 31, 2026, we had additional borrowing capacity under the Credit Agreement of $593.3 million under the most restrictive covenant in effect at the time, which represents the full amount of borrowing capacity under the Credit Agreement of $800.0 million less outstanding borrowings of $200.0 million and letters of credit of $6.7 million, primarily for securing collateral requirements under our casualty insurance policies. As of August 31, 2026, our cash on hand combined with the additional borrowing capacity under the revolving credit facility totaled $1.2 billion.
Capital Allocation Priorities
Our capital allocation priorities are to invest in our current business for growth, to invest in mergers and acquisitions, to pay a dividend, and to make share repurchases.
Investments in Current Business for Growth
We invested $77.7 million and $68.4 million in property, plant, and equipment in fiscal 2026 and 2025, respectively. We invested primarily in new and enhanced information technology, equipment, tooling, and facility improvements in fiscal 2026.
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
Dividends
We paid dividends on our common stock of $23.8 million ($0.77 per share) in fiscal 2026 and $20.6 million ($0.66 per share) in fiscal 2025. All decisions regarding the declaration and payment of dividends are at the discretion of the Board of Directors (the “Board”) and are evaluated regularly in light of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors the Board deems relevant.
Share Repurchases
During fiscal 2026 and 2025, we repurchased approximately 0.9 million shares and 0.4 million shares of our outstanding common stock for $289.5 million and $117.1 million, respectively.
Total cash outflows for share repurchases during fiscal 2026 and 2025 were $287.2 million and $118.5 million, respectively. We expect to repurchase shares on an opportunistic basis subject to various factors including stock price, Company performance, market conditions, and other possible uses of cash.

Results of Operations
The following is a discussion of our results of operations in fiscal 2026 compared to fiscal 2025. A discussion of our fiscal 2025 results of operations compared to fiscal 2024 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our fiscal 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2025.
The following table sets forth information comparing the components of net income for the year ended August 31, 2026 with the year ended August 31, 2025 (in millions except per share data):

	Year Ended August 31,		Increase		Percent
	2026	2025	(Decrease)		Change
Net sales	$4,641.8	$4,345.6	$296.2		6.8%
Cost of products sold	2,291.1	2,267.1	24.0		1.1%
Gross profit	2,350.7	2,078.5	272.2		13.1%
Percent of net sales	50.6%	47.8%	280	bps
Selling, distribution, and administrative expenses	1,613.3	1,484.9	128.4		8.6%
Special charges	23.7	29.7	(6.0)		NM
Operating profit	713.7	563.9	149.8		26.6%
Percent of net sales	15.4%	13.0%	240	bps
Other expense:
Interest expense, net	25.6	22.0	3.6		NM
Miscellaneous expense, net	7.4	41.7	(34.3)		NM
Total other expense	33.0	63.7	(30.7)		NM
Income before income taxes	680.7	500.2	180.5		36.1%
Percent of net sales	14.7%	11.5%	320	bps
Income tax expense	149.4	103.6	45.8		44.2%
Effective tax rate	21.9%	20.7%
Net income	$531.3	$396.6	$134.7		34.0%
Diluted earnings per share	$17.05	$12.53	$4.52		36.1%
NM - not meaningful
Net Sales
Net sales of $4.64 billion for the year ended August 31, 2026 increased by $296.2 million, or 6.8%, compared with the prior year due primarily to higher sales in our AIS segment, partially offset by lower sales in our ABL segment. The increase in our AIS segment was driven by the acquisition of QSC, as well as higher net sales of our Distech products.
Gross Profit
Gross profit for the year ended August 31, 2026 increased $272.2 million, or 13.1%, to $2.35 billion compared with $2.08 billion for the prior year. This increase was due primarily to contributions from the QSC acquisition as well as the fall through of higher net sales of our Distech products. Additionally, in fiscal 2026 we received $51.3 million in refunds from U.S. Customs for tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”), and in fiscal 2025 we recorded $29.6 million in pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC. These increases were partially offset by the fall through of lower net sales within the ABL segment.
Please refer to the Commitments and Contingencies footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for further details regarding tariff refunds.
Operating Profit
Operating profit for the year ended August 31, 2026 was $713.7 million (15.4% of net sales) compared with $563.9 million (13.0% of net sales) for the prior fiscal year, an increase of $149.8 million, or 26.6%. The increase in operating profit was due primarily to higher gross profit, partially offset by higher selling, distribution, and administrative (“SD&A”) expenses.

SD&A expenses for the year ended August 31, 2026 were $1.61 billion compared with $1.48 billion in the prior year, an increase of $128.4 million, or 8.6%. The increase in SD&A expenses was due primarily to amounts related to the QSC acquisition, including higher employee-related costs and higher amortization from acquired intangibles, partially offset by acquisition-related professional fees that did not recur in fiscal 2026.
We recorded special charges totaling $23.7 million for the year ended August 31, 2026. These charges related primarily to actions taken to improve productivity and consisted of initiatives involving our product portfolio, supply chain, operating footprint, and labor cost reductions. Special charges for the year ended August 31, 2025 were $29.7 million, and consisted primarily of impairments of long-lived assets as well as employee severance costs related to productivity initiatives.
Please refer to the Special Charges footnote of the Notes to Consolidated Financial Statements within this Annual Report on Form 10-K for further details.
Interest Expense, net
We reported net interest expense of $25.6 million and $22.0 million for the years ended August 31, 2026 and 2025, respectively. Net interest expense increased year over year as lower interest income was partially offset by a decline in interest expense. These changes reflect both lower outstanding cash balances as well as lower outstanding borrowings during fiscal 2026.
Miscellaneous Expense, net
Miscellaneous expense, net consists of non-service components of net periodic pension cost, gains and losses associated with foreign currency-related transactions, and non-operating gains and losses.
We reported net miscellaneous expense of $7.4 million in fiscal 2026 compared with $41.7 million in fiscal 2025. This year-over-year change was due primarily to the recognition of $30.9 million for non-cash pension settlement charges in the fourth quarter of fiscal 2025 that did not recur in fiscal 2026.
The details of the fiscal 2025 pension settlement charges are described in the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements.
Income Taxes and Net Income
Our effective income tax rate was 21.9% and 20.7% for the years ended August 31, 2026 and 2025, respectively. This year-over-year increase was due primarily to a one-time $8.2 million tax benefit recorded in fiscal 2025 related to the expiration of the statute of limitations on tax reserves for uncertain tax positions. Further details regarding income taxes are included in the Income Taxes footnote of the Notes to Consolidated Financial Statements.
Net income for fiscal 2026 increased $134.7 million, or 34.0%, to $531.3 million from $396.6 million reported for the prior year. This increase was due primarily to higher operating profit and lower net miscellaneous expense, partially offset by higher income tax expense associated with the increase in profit and higher net interest expense.
Diluted earnings per share for fiscal 2026 was $17.05 compared with $12.53 for the prior-year period, an increase of $4.52, or 36.1%. This increase reflects higher net income as well as lower outstanding diluted shares.

Segment Results
The following table sets forth information comparing the operating results of our segments, ABL and AIS, for the year ended August 31, 2026 with the year ended August 31, 2025 (in millions):

	Year Ended August 31,
	2026	2025	Increase (Decrease)	Percent Change
ABL:
Net sales	$3,576.4	$3,612.2	$(35.8)	(1.0)%
Gross profit	1,672.6	1,654.5	18.1	1.1%
Operating profit	623.5	590.6	32.9	5.6%

Gross profit margin	46.8%	45.8%	100	bps
Operating profit margin	17.4%	16.4%	100	bps

AIS:
Net sales	$1,106.6	$764.3	$342.3	44.8%
Gross profit	678.1	424.0	254.1	59.9%
Operating profit	186.5	76.1	110.4	145.1%

Gross profit margin	61.3%	55.5%	580	bps
Operating profit margin	16.9%	10.0%	690	bps
ABL net sales for the year ended August 31, 2026 decreased 1.0% compared with the prior-year period. This decrease was due primarily to lower net sales within the direct sales network and the OEM and other channel. These decreases were partially offset by higher net sales within the independent sales network and the corporate accounts channel.
ABL gross profit was $1.67 billion (46.8% of ABL net sales) for the year ended August 31, 2026 compared with $1.65 billion (45.8% of ABL net sales) in the prior year, an increase of $18.1 million. The increase in gross profit was due primarily to lower net tariffs cost, including $38.2 million in IEEPA refunds, lower material costs, and lower quality costs. These increases were partially offset by the fall through of lower net sales as well as higher production costs.
ABL operating profit was $623.5 million (17.4% of ABL net sales) for the year ended August 31, 2026 compared with $590.6 million (16.4% of ABL net sales) in the prior year, an increase of $32.9 million. The increase in operating profit was due primarily to higher gross profit as well as lower special charges.
AIS net sales for the year ended August 31, 2026 increased $342.3 million or 44.8% compared with the prior-year period. The increase in sales is due primarily to the acquisition of QSC as well as higher net sales of Distech products.
AIS gross profit was $678.1 million (61.3% of AIS net sales) for the year ended August 31, 2026 compared with $424.0 million (55.5% of AIS net sales) in the prior-year period, an increase of $254.1 million. The increase in gross profit was due primarily to the acquisition of QSC, the fall through of higher Distech net sales, and $29.6 million in pre-tax nonrecurring acquisition date fair value adjustments to inventory related to the acquisition of QSC, which did not recur in fiscal 2026. Additionally, we recognized $13.1 million in IEEPA tariff refunds in fiscal 2026.
AIS operating profit was $186.5 million (16.9% of AIS net sales) for the year ended August 31, 2026 compared with $76.1 million (10.0% of AIS net sales) in the prior-year period, an increase of $110.4 million. This increase primarily reflects higher gross profit, partially offset by higher SD&A expenses, including increased employee costs and amortization due to the QSC acquisition.
Accounting Standards Adopted in Fiscal 2026 and Accounting Standards Yet to Be Adopted
See the New Accounting Pronouncements footnote of the Notes to Consolidated Financial Statements for information on recently adopted and upcoming standards.

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
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and a significant amount of management judgment and may involve third-party specialists. Generally, the assets requiring the most judgment are identified intangible assets, which are generally valued using an income, replacement cost, market comparable, or other approach.
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
Although we believe our estimates of acquisition date fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the intangible assets acquired.
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
An assessment of our goodwill and indefinite-lived intangible assets for impairment considers the use of significant judgments and estimates in accordance with U.S. GAAP including, but not limited to, economic, industry, and Company-specific qualitative factors, projected future net sales, operating results, and cash flows. Under a quantitative assessment, fair values for goodwill and indefinite-lived intangible assets are estimated using discounted future cash flows or another appropriate fair value method, and corroborated with market data, such as relevant market multiples. We currently believe that the estimates used in the evaluation of goodwill and indefinite-lived intangibles are reasonable. However, future differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates, or theoretical royalty rates for indefinite-lived intangible assets, used could require us to record additional non-cash impairment charges to earnings for the write-down in the value of such assets. Such charges could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.
Goodwill
As of June 1, 2026, the current fiscal year testing date, we performed a quantitative analysis to assess goodwill for impairment. Goodwill was tested for impairment at the reporting unit level using a combination of discounted future cash flows and relevant market multiples. Our discounted cash flow analyses required significant assumptions about discount rates, short and long-term growth rates, and future profitability. For the discounted cash flow analyses, we utilized discount rates ranging from approximately 10% to 11%. These rates were based on the Company’s weighted average cost of capital, adjusted for reporting unit-specific risk considerations. Short-term growth rates were based on management’s forecasted financial results, which consider key business drivers such as specific revenue growth initiatives, market share changes, growth in our addressable market, and general economic factors such as macroeconomic conditions, credit availability, and interest rates. We calculated the discounted cash flows attributable to our reporting units for a 10-year discrete period with a terminal value and compared this calculation to the discounted cash flows generated over a 40-year period to corroborate the reasonableness of assumptions used. The long-term growth rate used in determining terminal value was estimated at 2.5% and was primarily based on our understanding of projections for expected long-term growth in our addressable market, historical long-term performance, and the interest rate environment at the time of testing.

Based on the results of our analysis, the fair value of each reporting unit exceeded its carrying value; therefore, no impairment was recognized for our $1.5 billion of goodwill in fiscal 2026.
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
Indefinite-Lived Intangible Assets
As of June 1, 2026, the current fiscal year testing date, we held eight indefinite-lived intangible assets with an aggregate carrying value of $132.6 million. For fiscal 2026, we performed a qualitative analysis to assess our indefinite-lived intangible assets for impairment. Our qualitative analysis considered and assessed external factors such as macroeconomic, industry, cost, and market conditions as well as asset-specific factors, such as each trade name's actual and planned financial performance. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for all of the indefinite-lived intangible assets, and no quantitative test for these assets was required. We last performed a quantitative analysis in fiscal 2023 for the trade names and concluded that any reasonably likely change in the assumptions used in those analyses, including revenue growth rates, discount rates, long-term growth rates, or implied royalty rates would not result in an impairment.
See the Significant Accounting Policies footnote of the Notes to Consolidated Financial Statements for further details regarding the assumptions used and results of our annual impairment tests for the periods presented.
Forward-Looking Statements
This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, but are not limited to, statements that describe or relate to the Company’s plans, initiatives, projections, vision, goals, targets, commitments, expectations, objectives, prospects, strategies, or financial outlook, and the assumptions underlying or relating thereto. In some cases, we may use words such as “expect,” “believe,” “intend,” “anticipate,” “estimate,” “forecast,” “indicate,” “project,” “predict,” “plan,” “may,” “will,” “could,” “should,” “would,” “potential,” and words of similar meaning, as well as other words or expressions referencing future events, conditions, or circumstances, to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on our current beliefs, expectations, and assumptions, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, assumptions, and other important factors, many of which are outside of our control and any of which could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties are discussed in our filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K (including, but not limited to, Part I, Item 1A. Risk Factors), quarterly reports on Form 10-Q, and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. This Annual Report is not comprehensive, and for that reason, should be read in conjunction with such filings. You are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, whether as a result of new information, future events, or otherwise.

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
Interest Rates
Interest rate fluctuations expose variable-rate debt of the organization to changes in interest expense and cash flows. As of August 31, 2026, our debt consisted of fixed-rate senior unsecured notes and variable-rate borrowings on our credit agreement. A fluctuation in interest rates would not affect interest expense or cash flows related to the Company’s fixed-rate debt. However, a 10% increase in market interest rates at August 31, 2026 would have decreased the estimated fair value of our senior unsecured notes by approximately $8.9 million. As of August 31, 2026, we had $200.0 million of borrowings outstanding on our credit agreement. A hypothetical increase in interest rates of 10% would increase the annual interest expense on this outstanding debt by approximately $0.9 million. See the Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements contained in this Form 10-K for additional information.
Foreign Exchange Rates
The majority of our net sales, expenses, and capital purchases are transacted in U.S. dollars. Our primary exposure with respect to foreign exchange rate fluctuation exists due to the translation of foreign operations' results into U.S. dollars, with our largest exposure in Mexico, and, to a lesser extent, in Canada, Europe, and Asia. Based on fiscal 2026 performance, a hypothetical 10% decrease in the value of the Mexican peso in relation to the U.S. dollar would favorably impact operating profit by approximately $26.3 million, while a hypothetical 10% increase in the value of the Mexican peso in relation to the U.S. dollar would negatively impact operating profit by approximately $32.1 million. These impacts have been calculated assuming no changes to functional currency amounts and in isolation from any potential responses to address such exchange rate changes in our foreign markets.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of August 31, 2026, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on its audit of the Company’s internal control over financial reporting. This report dated October 23, 2026 is included within this Form 10-K.

/s/ NEIL M. ASHE	/s/ KAREN J. HOLCOM
Neil M. Ashe Chairman, President and Chief Executive Officer	Karen J. Holcom Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Acuity Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Acuity Inc. (the Company) as of August 31, 2026 and 2025, the related consolidated statements of comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended August 31, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 23, 2026 expressed an unqualified opinion thereon.
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

Goodwill

Description of the Matter
At August 31, 2026, the Company’s goodwill was $1,493.5 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually unless there are indications of impairment at other points throughout the fiscal year.
Auditing the Company’s annual goodwill impairment test for a certain reporting unit required judgment due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the projected revenue growth rate and discount rate, which are affected by expectations about future market or economic conditions and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above. We also tested controls over management’s review of the data used in their valuation models.
To test the estimated fair value of the reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared projected cash flows to the Company’s historical cash flows and other available industry information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Atlanta, Georgia
October 23, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Acuity Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Acuity Inc.’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acuity Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended August 31, 2026, and the related notes and our report dated October 23, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
October 23, 2026

ACUITY INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	August 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$636.3	$422.5
Accounts receivable, less reserve for doubtful accounts of $4.3 and $4.3, respectively	632.1	593.9
Inventories	450.4	526.7
Prepayments and other current assets	140.4	108.4
Total current assets	1,859.2	1,651.5
Property, plant, and equipment, net	356.8	343.2
Operating lease right-of-use assets	99.5	97.4
Goodwill	1,493.5	1,495.5
Intangible assets, net	1,001.5	1,099.0
Deferred income taxes	12.9	23.4
Other long-term assets	50.1	45.2
Total assets	$4,873.5	$4,755.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443.8	$454.5
Current maturities of debt	200.0	—
Current operating lease liabilities	28.3	23.3
Accrued compensation	148.4	110.0
Other current liabilities	276.4	258.0
Total current liabilities	1,096.9	845.8
Long-term debt	497.4	896.8
Long-term operating lease liabilities	83.2	84.3
Accrued pension liabilities	40.3	39.2
Deferred income taxes	47.4	24.9
Other long-term liabilities	134.0	139.3
Total liabilities	1,899.2	2,030.3
Commitments and contingencies (see Commitments and Contingencies footnote)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 500.0 shares authorized; 55.0 and 54.9 issued, respectively	0.6	0.5
Paid-in capital	1,192.3	1,164.7
Retained earnings	4,793.3	4,285.8
Accumulated other comprehensive loss	(72.8)	(76.5)
Treasury stock, at cost — 25.1 and 24.2 shares, respectively	(2,939.1)	(2,649.6)
Total stockholders’ equity	2,974.3	2,724.9
Total liabilities and stockholders’ equity	$4,873.5	$4,755.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per-share data)

	Year Ended August 31,
	2026	2025	2024
Net sales	$4,641.8	$4,345.6	$3,841.0
Cost of products sold	2,291.1	2,267.1	2,059.3
Gross profit	2,350.7	2,078.5	1,781.7
Selling, distribution, and administrative expenses	1,613.3	1,484.9	1,228.4
Special charges	23.7	29.7	—
Operating profit	713.7	563.9	553.3
Other expense:
Interest expense (income), net	25.6	22.0	(4.5)
Miscellaneous expense, net	7.4	41.7	9.2
Total other expense	33.0	63.7	4.7
Income before income taxes	680.7	500.2	548.6
Income tax expense	149.4	103.6	126.0
Net income	$531.3	$396.6	$422.6

Earnings per share(1):
Basic earnings per share	$17.49	$12.85	$13.68
Basic weighted average number of shares outstanding	30.384	30.859	30.885
Diluted earnings per share	$17.05	$12.53	$13.44
Diluted weighted average number of shares outstanding	31.151	31.641	31.445
Dividends declared per share	$0.77	$0.66	$0.58

Comprehensive income:
Net income	$531.3	$396.6	$422.6
Other comprehensive income (loss) items, net of tax:
Foreign currency translation adjustments	2.4	10.8	(5.9)
Defined benefit plans, net of tax	1.3	27.6	3.6
Other comprehensive income (loss) items, net of tax	3.7	38.4	(2.3)
Comprehensive income	$535.0	$435.0	$420.3
______________________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended August 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$531.3	$396.6	$422.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	156.4	133.1	91.1
Pension settlement loss	—	30.9	—
Share-based payment expense	49.5	45.1	46.6
Asset impairments	6.0	16.7	3.0
Deferred income taxes	33.4	(45.0)	(33.6)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(37.8)	26.3	(8.7)
Inventories	74.7	(34.2)	(16.3)
Accounts payable	(8.2)	64.4	66.2
Other operating activities	20.3	(32.5)	48.3
Net cash provided by operating activities	825.6	601.4	619.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(77.7)	(68.4)	(64.0)
Acquisitions of businesses, net of cash acquired	—	(1,189.4)	—
Other investing activities	(1.5)	(22.9)	(1.1)
Net cash used for investing activities	(79.2)	(1,280.7)	(65.1)
Cash flows from financing activities:
Borrowings on credit agreement	200.0	—	—
Borrowings from term loan	—	600.0	—
Repayments of term loan borrowings	(400.0)	(200.0)	—
Repurchases of common stock	(287.2)	(118.5)	(88.7)
Proceeds from stock option exercises and other	7.5	28.4	13.5
Payments of taxes withheld on net settlement of equity awards	(29.4)	(24.6)	(11.1)
Dividends paid	(23.8)	(20.6)	(18.2)
Other financing activities	(3.6)	(9.3)	—
Net cash (used for) provided by financing activities	(536.5)	255.4	(104.5)
Effect of exchange rate changes on cash and cash equivalents	3.9	0.6	(1.7)
Net change in cash and cash equivalents	213.8	(423.3)	447.9
Cash and cash equivalents at beginning of year	422.5	845.8	397.9
Cash and cash equivalents at end of year	$636.3	$422.5	$845.8
Supplemental cash flow information:
Income taxes paid	$107.6	$151.8	$155.7
Interest paid	$35.1	$40.5	$24.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ACUITY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions except per-share data)

	Common Stock Outstanding
	Shares(1)		Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Items	Treasury Stock, at cost	Total
Balance, August 31, 2023	31.1		$0.5	$1,066.8	$3,505.4	$(112.6)	$(2,444.7)	$2,015.4
Net income	—		—	—	422.6	—	—	422.6
Other comprehensive loss, net of tax	—		—	—	—	(2.3)	—	(2.3)
Share-based payment amortization, issuances, and cancellations	0.1		—	35.6	—	—	—	35.6
Stock options exercised and other	0.1		—	13.5	—	—	—	13.5
Cash dividends of $0.58 per share paid on common stock	—		—	—	(18.2)	—	—	(18.2)
Repurchases of common stock	(0.5)		—	—	—	—	(87.8)	(87.8)
Balance, August 31, 2024	30.8		0.5	1,115.9	3,909.8	(114.9)	(2,532.5)	2,378.8
Net income	—		—	—	396.6	—	—	396.6
Other comprehensive income, net of tax	—		—	—	—	38.4	—	38.4
Share-based payment amortization, issuances, and cancellations	0.2		—	20.4	—	—	—	20.4
Stock options exercised and other	0.1		—	28.4	—	—	—	28.4
Cash dividends of $0.66 per share paid on common stock	—		—	—	(20.6)	—	—	(20.6)
Repurchases of common stock	(0.4)		—	—	—	—	(117.1)	(117.1)
Balance, August 31, 2025	30.7		0.5	1,164.7	4,285.8	(76.5)	(2,649.6)	2,724.9
Net income	—		—	—	531.3	—	—	531.3
Other comprehensive income, net of tax	—		—	—	—	3.7	—	3.7
Share-based payment amortization, issuances, and cancellations	0.1		0.1	20.1	—	—	—	20.2
Stock options exercised and other	—	*	—	7.5	—	—	—	7.5
Cash dividends of $0.77 per share paid on common stock	—		—	—	(23.8)	—	—	(23.8)
Repurchases of common stock	(0.9)		—	—	—	—	(289.5)	(289.5)
Balance, August 31, 2026	29.9		$0.6	$1,192.3	$4,793.3	$(72.8)	$(2,939.1)	$2,974.3
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
Acuity Brands Lighting Segment
Our mission at ABL is to provide sustainable and intelligent lighting solutions that enrich communities where people live, learn, work, and play. Our strategy is to increase product vitality, elevate service levels, use technology to improve and differentiate both our products and how we operate the business, and drive productivity. At ABL, our offering combines luminaires with advanced electronics. Our luminaires deliver performance and aesthetic appeal, while our electronics portfolio, featuring drivers and a leading controls platform, provides connectivity and functionality. ABL's portfolio of products includes, but is not limited to, the following brands: AculuxTM, American Electric Lighting®, CycloneTM, Dark to Light®, eldoLED®, Eureka®, FrescoTM, Gotham®, Holophane®, Hydrel®, IOTA®, Juno®, Lithonia Lighting®, Luminis®, Mark Architectural LightingTM, NightingaleTM, nLight®, Peerless®, RELOC® Wiring Solutions, and SensorSwitchTM.
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
Acuity Intelligent Spaces Segment
At AIS, through Atrius®, Distech Controls®, and QSC®, we have unique and disruptive technologies that are driving productivity for people experiencing spaces and for the people operating those spaces. We do this through edge-with-cloud network effects, data-driven growth, a global operating model, and end-customer focus.
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
Concentrations of Credit Risk
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products and services as well as their dispersion across many different geographic areas. No single customer accounted for more than 10% of receivables at August 31, 2026 or August 31, 2025. No single customer accounted for more than 10% of net sales in fiscal 2026, 2025, or 2024.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories include materials, direct labor, inbound freight, customs, duties, tariffs, and related manufacturing overhead. Inventories are stated on a first-in, first-out basis at the lower of cost and net realizable value and consist of the following as of the dates presented (in millions):

	August 31,
	2026	2025
Raw materials, supplies, and work in process(1)	$253.8	$246.8
Finished goods	227.5	306.7
Inventories excluding reserves	481.3	553.5
Less: Reserves	(30.9)	(26.8)
Total inventories	$450.4	$526.7
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

	Year Ended August 31,
	2026	2025	2024
Beginning balance	$26.8	$25.6	$25.8
Additions to reserve	17.4	11.9	10.9
Disposals of reserved inventory	(13.1)	(10.4)	(11.0)
Foreign currency translation adjustments	(0.2)	(0.3)	(0.1)
Ending balance	$30.9	$26.8	$25.6
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
As of August 31, 2026 and August 31, 2025, one of our assets with a carrying value of $5.5 million met the criteria to be classified as held for sale. This asset is reflected within Prepayments and other current assets on our Consolidated Balance Sheets as of August 31, 2026 and August 31, 2025. Prior to classification as held for sale, this asset was included within Property, Plant, and Equipment.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangibles
The changes in the carrying amount of goodwill during the periods presented by segment are summarized as follows (in millions):

	ABL	AIS	Total
Balance as of August 31, 2024	$1,015.1	$83.6	$1,098.7
Additions from acquired businesses	—	394.6	394.6
Foreign currency translation adjustments	0.9	1.3	2.2
Balance as of August 31, 2025	1,016.0	479.5	1,495.5
Foreign currency translation adjustments	(1.1)	(0.9)	(2.0)
Balance as of August 31, 2026	$1,014.9	$478.6	$1,493.5
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

	August 31,
	2026		2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Developed technology and patents	$618.8	$(237.7)	$616.7	$(170.5)
Trademarks and trade names	169.1	(27.6)	176.9	(29.0)
Distribution networks	61.8	(55.7)	61.8	(53.7)
Customer relationships	565.0	(224.8)	571.1	(206.9)
Total definite-lived intangible assets	$1,414.7	$(545.8)	$1,426.5	$(460.1)
Indefinite-lived trade names	$132.6		$132.6
We recorded amortization expense of $93.1 million, $76.5 million, and $39.7 million related to acquired intangible assets during fiscal 2026, 2025, and 2024, respectively. Amortization expense is generally recorded on a straight-line basis.
The following table summarizes the expected amortization expense for the next five fiscal years as of the date presented (in millions):

Fiscal Year	August 31, 2026
2027	$90.1
2028	85.5
2029	84.6
2030	81.7
2031	81.7

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
Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Goodwill
As of June 1, 2026, the current fiscal year testing date, we performed a quantitative analysis to assess the fair value of our reporting units. For our quantitative analysis, we used a combination of discounted future cash flows and relevant market multiples. Based on the results of our analysis, the fair value of each reporting unit exceeded its carrying value; therefore, no impairment was recognized for our $1.5 billion of goodwill in fiscal 2026.
In fiscal 2025 and 2024, we performed qualitative analyses to assess the fair value of our reporting units. Our qualitative analyses considered and assessed external factors for each reporting unit such as macroeconomic, industry, cost, and market conditions as well as Company-specific factors, including but not limited to, our actual and planned financial performance. Based on the results of our analyses, we determined there was not a more likely than not probability of impairment for each of our reporting units. Thus, no quantitative tests were required for our $1.5 billion and $1.1 billion of goodwill in fiscal 2025 and fiscal 2024, respectively.
Indefinite-Lived Intangibles
Annually we perform an impairment analysis for our indefinite-lived intangibles as of June 1st. For fiscal 2026, 2025, and 2024, we performed a qualitative analysis to assess our indefinite-lived intangible assets for impairment. Our qualitative analysis considers and assesses external factors such as macroeconomic, industry, cost, and market conditions as well as asset-specific factors, such as each trade name's actual and planned financial performance.
As of June 1, 2026, the current fiscal year testing date, we held eight indefinite-lived intangible assets with an aggregate carrying value of $132.6 million. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for all of the indefinite-lived intangible assets, and no quantitative test for these assets was required.
As of June 1, 2025, we held eight indefinite-lived intangible assets with an aggregate carrying value of $132.5 million. Based on the results of our analysis, we determined there was not a more likely than not probability of impairment for all of the indefinite-lived intangible assets, and no quantitative test for these assets was required.
As of June 1, 2024, we held eight indefinite-lived intangible assets with an aggregate carrying value of $135.5 million. Based on the results of our analyses, we determined there was not a more likely than not probability of impairment for seven of the indefinite-lived intangible assets, and no quantitative test for these assets was required. In the fourth quarter of fiscal 2024, management committed to a plan to rebrand certain products in ABL's portfolio. We determined this plan adversely impacted one trade name. Therefore, we performed a quantitative analysis to compare the fair value of this trade name with its carrying value. We estimated the fair value of this indefinite-lived trade name using the relief-from-royalty method, a fair value model based on discounted future cash flows. Our assumptions in valuing the trade name primarily reflected a projected decline in revenues generated by the trade name due to management’s planned reduction in future use of the asset. We additionally considered other inputs, including theoretical royalty rates and discount rates, in valuing the asset. Based on the results of the

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indefinite-lived intangible asset analyses for fiscal 2024, we recorded an impairment charge of $3.0 million for one indefinite-lived trade name asset within Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income related to our ABL segment. Any reasonably likely change in the assumptions used in the analysis for the trade name would not be material to the impairment charge recorded or to our financial condition or results of operations.
Other Current Liabilities
Other current liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2026	2025
Customer incentive programs(1)	$49.7	$46.5
Refunds to customers(1)	27.1	31.7
Current deferred revenues(1)	25.7	21.4
Sales commissions	34.1	30.8
Freight costs	22.1	13.3
Product warranty costs(2)	27.2	29.4
Tax-related items(3)	37.8	25.3
Interest on borrowings(4)	2.8	3.8
Other	49.9	55.8
Total other current liabilities	$276.4	$258.0
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
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of the dates presented (in millions):

	August 31,
	2026	2025
Deferred compensation and postretirement benefits other than pensions(1)	$55.8	$51.6
Deferred revenues(2)	30.6	38.0
Unrecognized tax position liabilities, including interest(3)	21.0	20.9
Product warranty costs(4)	10.6	14.7
Other	16.0	14.1
Total other long-term liabilities	$134.0	$139.3
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a product is sold, the associated shipping and handling costs are recorded in the Consolidated Statements of Comprehensive Income based on their function. Costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of products sold. Other shipping and handling costs, which primarily include amounts incurred to transfer finished goods to a customer's desired location, are included in Selling, distribution, and administrative expenses and totaled $137.6 million, $141.1 million, and $134.2 million in fiscal 2026, 2025, and 2024, respectively.
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
We generally recognize compensation cost for share-based payment transactions on a straight-line basis over an award's requisite service period as defined by ASC 718. We apply the accelerated attribution method in certain circumstances for awards with graded vesting, including those with market and performance conditions. For awards subject to a market condition, we consider both actual and derived service periods, as well as the expected performance period, to determine the appropriate compensation recognition method.
We have recorded share-based payment expense, net of estimated forfeitures, in Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income. Share-based payment expense includes expense related to restricted stock, performance stock units, options issued, and stock units deferred into the Director Plan. We recorded $49.5 million, $45.1 million, and $46.6 million of share-based payment expense for the years ended August 31, 2026, 2025, and 2024, respectively. The total income tax benefit recognized for share-based payment expense was $12.0 million, $12.2 million, and $8.3 million for the years ended August 31, 2026, 2025, and 2024, respectively.
Excess tax benefits and/or expense related to share-based payment awards are reported within Income tax expense on the Consolidated Statements of Comprehensive Income. We recognized net excess tax benefits related to share-based payment cost of $5.4 million, $6.0 million, and $1.5 million for the years ended August 31, 2026, 2025, and 2024, respectively.
See the Share-based Payments footnote of the Notes to Consolidated Financial Statements for more information.
Property, Plant, and Equipment
Property, plant, and equipment is initially recorded at cost and depreciated principally on a straight-line basis using estimated useful lives of plant and equipment (3 to 40 years for buildings and related improvements and 3 to 15 years for machinery, equipment, and information technology) for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvement. Land is not depreciated. Depreciation expense amounted to $63.3 million, $56.6 million, and $51.4 million during fiscal 2026, 2025, and 2024, respectively. The balance of property, plant, and equipment consists of the following as of the dates presented (in millions):

	August 31,
	2026	2025
Land	$22.6	$22.2
Buildings and leasehold improvements	248.3	235.3
Machinery, equipment, and information technology	895.2	839.4
Total property, plant, and equipment, at cost	1,166.1	1,096.9
Less: Accumulated depreciation and amortization	(809.3)	(753.7)
Property, plant, and equipment, net	$356.8	$343.2

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development
Research and development (“R&D”) expense consists of compensation, payroll taxes, employee benefits, materials, supplies, and other administrative costs, but it does not include all new or enhanced product development costs. R&D expense is expensed as incurred and is included in Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. R&D expense amounted to $165.6 million, $140.2 million, and $102.3 million during fiscal 2026, 2025, and 2024, respectively.
Advertising
Advertising costs are expensed as incurred and are included within Selling, distribution, and administrative expenses in our Consolidated Statements of Comprehensive Income. These costs totaled $36.2 million, $29.2 million, and $20.1 million during fiscal 2026, 2025, and 2024, respectively.
Other Expense
The following table summarizes the components of Other expense during the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Interest expense (income), net:
Interest expense(1)	$35.9	$42.5	$25.3
Interest income(2)	(10.3)	(20.5)	(29.8)
Interest expense (income), net	25.6	22.0	(4.5)
Miscellaneous expense, net:
Non-service components of net periodic pension cost(3)	3.7	34.9	4.5
Foreign currency transaction losses	3.2	1.1	5.3
Other items	0.5	5.7	(0.6)
Miscellaneous expense, net	7.4	41.7	9.2
Other expense	$33.0	$63.7	$4.7
____________________________________
(1)Consists primarily of interest expense on long-term debt, line of credit borrowings, and loans that are secured by and presented net of company-owned life insurance policies on our Consolidated Balance Sheets.
(2)Certain cash and cash equivalents are held in interest-bearing accounts.
(3)We recorded a settlement loss charge due to pension de-risking activities in fiscal 2025. Refer to the Pension and Defined Contribution Plans footnote of the Notes to Consolidated Financial Statements for further details.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the changes in each component of accumulated other comprehensive loss net of tax during the periods presented (in millions):

	Foreign Currency Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss Items
Balance as of August 31, 2024	$(70.9)	$(44.0)	$(114.9)
Other comprehensive income before reclassifications	10.8	2.1	12.9
Amounts reclassified from accumulated other comprehensive loss(1)	—	25.5	25.5
Net current period other comprehensive income	10.8	27.6	38.4
Balance as of August 31, 2025	(60.1)	(16.4)	(76.5)
Other comprehensive income before reclassifications	2.4	0.2	2.6
Amounts reclassified from accumulated other comprehensive loss(1)	—	1.1	1.1
Net current period other comprehensive income	2.4	1.3	3.7
Balance as of August 31, 2026	$(57.7)	$(15.1)	$(72.8)
_______________________________________
(1)The before tax amounts of the defined benefit pension plan items are included in net periodic pension cost. See the Pension and Defined Contribution Plans footnote for additional details.
The following table presents the tax expense or benefit allocated to each component of other comprehensive income (loss) during the periods presented (in millions):

	Year Ended August 31,
	2026			2025			2024
	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments	$2.4	$—	$2.4	$10.8	$—	$10.8	$(5.9)	$—	$(5.9)
Defined benefit pension plans:
Actuarial amounts	0.2	—	0.2	2.8	(0.7)	2.1	1.4	(0.4)	1.0
Amortization of defined benefit pension items:
Prior service cost	—	—	—	0.1	—	0.1	0.1	—	0.1
Actuarial losses	1.5	(0.4)	1.1	2.6	(0.7)	1.9	3.3	(0.8)	2.5
Settlement losses	—	—	—	30.9	(7.4)	23.5	—	—	—
Total defined benefit plans, net	1.7	(0.4)	1.3	36.4	(8.8)	27.6	4.8	(1.2)	3.6
Other comprehensive income (loss)	$4.1	$(0.4)	$3.7	$47.2	$(8.8)	$38.4	$(1.1)	$(1.2)	$(2.3)

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — New Accounting Pronouncements
Accounting Standards Adopted in Fiscal 2026
Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which expands annual income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We adopted ASU 2023-09 for the year ended August 31, 2026, on a prospective basis. Refer to the Income Taxes footnote of the Notes to Consolidated Financial Statements for additional details.
Accounting Standards Yet to Be Adopted
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”)
In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software costs by aligning the guidance with incremental and iterative software development methods used today. The amendment removes all references to development stages and requires capitalization of software costs to begin once management approves funds for the project and it is probable the software will be completed and used as intended. The amendment may be applied prospectively, retrospectively, or using a modified prospective approach, and early adoption is permitted. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, or our fiscal 2029. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisitions and Divestitures
Acquisitions
The following discussion relates to fiscal 2025 acquisitions. There were no material acquisitions during fiscal 2026 or 2024.
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
We accounted for the acquisition of QSC in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Acquired assets and liabilities were recorded at their acquisition date fair values. We recorded acquired assets and liabilities at their acquisition date fair values. We finalized the purchase accounting for QSC during the second quarter of fiscal 2026. No measurement period adjustments were recorded during fiscal 2026.
Acquisition-related professional fees of $23.8 million were expensed as incurred in fiscal 2025. These costs were recorded in Selling, distribution, and administrative expenses on the Consolidated Statements of Comprehensive Income and were reflected in our unallocated corporate amounts.
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
Assets and liabilities for QSC have been reflected in the Consolidated Balance Sheets since the acquisition date. The goodwill is recorded in the AIS segment, and it is primarily comprised of benefits related to expanding AIS’s technology and audio, video, and control solution product portfolios. Approximately $350.0 million of the goodwill is deductible for tax purposes.
The operating results of QSC have been included in our consolidated financial statements since the date of acquisition. The following table provides the amount of QSC net sales and net income included within our consolidated financial statements for fiscal 2025 since the acquisition date (in millions):

Year Ended
August 31, 2025
Net sales	$428.6
Net income(1)	14.4
____________________________________
(1) Net income for the year ended August 31, 2025 includes pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and amortization of acquired intangible assets of $42.1 million.
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
______________________________
(1) Pro forma net income for the year ended August 31, 2024 includes pre-tax nonrecurring acquisition date fair value adjustments to inventory of $29.6 million and acquisition-related costs of $23.8 million. We did not have any other significant nonrecurring pro forma adjustments directly attributable to the acquisition.
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

Divestitures
There were no divestitures during fiscal 2026, 2025, or 2024.

ACUITY INC.
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
Financial Instruments Recorded at Fair Value
The following table summarizes balances and the fair value hierarchy level of our financial instruments recorded at fair value on a recurring basis as of the dates presented (in millions):

	August 31,
	2026				2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$636.3	$—	$—	$636.3	$422.5	$—	$—	$422.5
Assets in fair value hierarchy	636.3	—	—	636.3	422.5	—	—	422.5
Other investments(1)				6.0				5.1
Total assets at fair value	$636.3	$—	$—	$642.3	$422.5	$—	$—	$427.6
____________________________________
(1)Includes strategic investments in privately-held entities over which we do not exercise significant influence or control and without readily determinable fair values. Amounts are recorded at cost less any impairment adjusted for observable price changes, if any. These amounts are recorded within Other long-term assets on the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
The following table summarizes information related to our nonrecurring fair value measurements in fiscal 2026 as of the dates presented (in millions):

	Measurement Date	Fair Value Hierarchy Level	Fair Value
Long-lived intangible assets	August 31, 2026	Level 3	$—
Right-of-use operating lease asset	August 31, 2026	Level 3	—
Total assets at nonrecurring fair value			$—
Long-Lived Intangible Assets
During the fourth quarter of fiscal 2026, we took actions to accelerate productivity efforts, including the elimination of a brand, which triggered an impairment test for the related intangible assets. Accordingly, we assessed the recoverability of these assets using an undiscounted cash flow model and concluded the carrying values of the assets were not fully recoverable. Based on the significant change in expected use of these assets, we determined their fair values were de minimis at August 31, 2026, and we recorded impairment charges of $2.9 million. These charges are reflected within Special Charges on the Consolidated Statements of Comprehensive Income and relate to our ABL segment.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of Use Operating Lease Asset
In fiscal 2026, we discontinued the use of a leased facility. Accordingly, we assessed the recoverability of this asset using an undiscounted cash flow model and concluded that the carrying values of the asset was not fully recoverable, which triggered an impairment test for this asset. Our impairment test indicated that the carrying value exceeded its fair value, which resulted in an impairment charge of $3.1 million. This amount is included within Special charges on the Consolidated Statements of Comprehensive Income and relates to our AIS segment.
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
Fair value for our senior unsecured public notes is estimated based on discounted future cash flows using rates currently available for debt of similar terms and maturity (Level 2). Our senior unsecured public notes are carried at the outstanding balance, net of unamortized bond discount and deferred costs, as of the end of the reporting period. The estimated fair value of our senior unsecured public notes was $444.1 million and $446.7 million as of August 31, 2026 and 2025, respectively.
We had $200.0 million and $400.0 million of borrowings outstanding under our credit agreements as of August 31, 2026 and August 31, 2025, respectively. Such borrowings are variable-rate instruments that reset on a frequent short-term basis; therefore, we estimate that any outstanding carrying values of these instruments, which are equal to their face amounts, approximate their fair values. See Debt and Lines of Credit footnote of the Notes to Consolidated Financial Statements for further details on our outstanding borrowings.
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
Generally, the rates implicit in our leases are not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 4.3% as of August 31, 2026 and 2025.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future undiscounted payments due on our operating lease liabilities as well as a reconciliation of those payments to our operating lease liabilities recorded as of the date presented (in millions):

Fiscal year	August 31, 2026
2027	$32.3
2028	28.3
2029	23.5
2030	20.8
2031	11.6
Thereafter	6.8
Total undiscounted lease payments	123.3
Less: Discount due to interest	(11.8)
Present value of lease liabilities	$111.5
The weighted average remaining lease term for our operating leases was 4.48 years as of August 31, 2026.
Lease cost is recorded within Cost of products sold, and may be capitalized into inventory as manufacturing overhead, or Selling, distribution, and administrative expenses in the Consolidated Statements of Comprehensive Income based on the primary use of the related right of use (“ROU”) asset. The components of total lease cost were as follows during the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Operating lease cost	$31.8	$26.2	$23.5
Variable lease cost	7.7	5.4	3.8
Short-term lease cost	3.6	4.0	3.8
Total lease cost	$43.1	$35.6	$31.1
Cash paid for operating lease liabilities during the year ended August 31, 2026, 2025, and 2024 was $29.9 million, $26.4 million, and $22.9 million, respectively. ROU assets obtained in exchange for lease liabilities during the year ended August 31, 2026 and 2025 were $31.6 million and $52.5 million, respectively. ROU assets obtained in fiscal 2025 included $24.2 million from the acquisition of QSC.
We have entered into an agreement to expand our office space in the U.S. that has not commenced as of August 31, 2026. This lease has an estimated term of eleven years and estimated gross payments of approximately $20.0 million. We expect the lease to commence during fiscal 2027. We have no other significant leases that have not yet commenced as of August 31, 2026 that create significant rights and obligations.
We have subleased certain properties. Lease income from these subleases is recognized in the Consolidated Statements of Comprehensive Income as it is earned and is not material to our consolidated results of operations. We do not have any other significant transactions in which we are the lessor.
During fiscal 2026, we discontinued the use of a leased facility. Accordingly, we assessed the recoverability of this asset using an undiscounted cash flow model and concluded that the carrying values of the asset was not fully recoverable, which triggered an impairment test for this asset. Our impairment test indicated that the carrying value exceeded its fair value, which resulted in an impairment charge of $3.1 million. This amount is included within Special charges on the Consolidated Statements of Comprehensive Income and relates to our AIS segment.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt and Lines of Credit
Our debt is carried at the outstanding balance net of any related unamortized discounts and deferred costs and consistent of the following as of the dates presented (in millions):

	August 31,
	2026	2025
Senior unsecured public notes due December 2030, principal	$500.0	$500.0
Senior unsecured public notes due December 2030, unamortized discount and deferred costs	(2.6)	(3.2)
Borrowings under credit agreement	200.0	400.0
Total debt outstanding	$697.4	$896.8
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
Additionally, we pay a quarterly facility fee based on the average daily amount of the revolving credit facility (regardless of usage), which is determined, at the Company’s option, by the Company’s leverage ratio or credit rating level.
The Credit Agreement replaced our prior credit agreement dated as of June 30, 2022 and amended on November 25, 2024 that was set to expire June 30, 2027. The prior credit agreement provided us with a $600.0 million five-year unsecured revolving credit facility and a delayed draw term loan facility of up to $600.0 million (the “Term Loan Facility”). In fiscal 2025, we incurred an aggregate $600.0 million in indebtedness on our Term Loan Facility in connection with the acquisition of QSC, and we voluntarily repaid $200.0 million of the obligation. In fiscal 2026, we repaid the remaining $400.0 million using cash on hand and proceeds from borrowings on our Credit Agreement.
During the fourth quarter of fiscal 2026, we committed to a plan to repay the remaining outstanding balance under the Credit Agreement in fiscal 2027. This amount is reflected in Current maturities of debt on the Consolidated Balance Sheets as of August 31, 2026. See the Subsequent Event footnote of the Notes to Consolidated Financial Statements for further details.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains various customary restrictions, covenants, and events of default. The revolving credit facility under the Credit Agreement is guaranteed by the Company’s material domestic subsidiaries (subject to certain exclusions) and certain other subsidiaries.
We were in compliance with all financial covenants under our credit agreements as of the periods presented. At August 31, 2026, we had additional borrowing capacity under the Credit Agreement of $593.3 million under the most restrictive covenant in effect at the time. This represents the full amount of the revolving credit facility under the Credit Agreement less outstanding borrowings of $200.0 million and letters of credit of $6.7 million issued, primarily for securing collateral requirements under our casualty insurance policies.
None of our existing debt instruments include provisions that would require an acceleration of repayments based solely on changes in our credit ratings. Borrowings and repayments on our revolving credit facility under the Credit Agreement with terms of three months or less are reported on a net basis on our Consolidated Statements of Cash Flows.
Note 8 — Commitments and Contingencies
Self-Insurance
Our policy is to self-insure up to certain limits for traditional risks, including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including, but not limited to, our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property and business interruptions resulting from such loss lasting two days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures, as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including product recall, warranty, and patent infringement. Actuarial estimates used are subject to uncertainty from various sources including, among others, changes in claim reporting patterns, claim settlement patterns, actual claims, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flows.
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
Collective Bargaining Agreements
Approximately 59% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 54% of our work force will expire within one year, primarily due to annual negotiations of union contracts in Mexico.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the accrued amounts.
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. We paid tariffs during fiscal years 2025 and 2026 on certain imported products and materials that were subject to these IEEPA‑based duties. We have elected to account for refunds of these tariffs as gain contingencies in accordance with ASC 450, Contingencies (“ASC 450”). During the year ended August 31, 2026, we recorded $51.3 million in IEEPA tariff refunds in Cost of products sold in the Consolidated Statements of Comprehensive Income. The classification of tariff refunds was based on the original tariff cost recognition classification.
Environmental Matters
Our operations are subject to numerous comprehensive laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances, as well as solid and hazardous wastes, and to the remediation of contaminated sites. In addition, permits and environmental controls are required for certain operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. On an ongoing basis, we invest capital and incur operating costs relating to environmental compliance. Environmental laws and regulations have generally become stricter in recent years. We are not aware of any pending legislation or proposed regulation related to environmental issues that would have a material adverse effect to us. The cost of responding to future changes may be substantial. We establish accruals for known environmental claims when the associated costs become probable and can be reasonably estimated. The actual cost of environmental issues may be substantially higher than that accrued due to difficulty in estimating such costs.
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
Product Warranty Costs
Our products generally have a standard warranty term of five years that assure our products comply with agreed upon specifications. We record an accrual for the estimated amount of future warranty costs in accordance with ASC 450 when the related revenue is recognized and when costs are deemed to be probable and can be reasonably estimated. Liabilities related to product warranty costs are subject to uncertainty because they require estimates of future costs. Estimated future warranty costs are primarily based on historical experience, including the number and costs of identified warranty claims as well as the period of time between the shipment of products and our settlement of related claims. Any estimated or actual loss recoveries that offset our costs and payments are reflected as assets and included within Other current assets or Other long-term assets on the Consolidated Balance Sheets based on the timing of receipt of recovery. Recoveries are recorded net of allowances for credit losses.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated liabilities for product warranty costs are included in Other accrued liabilities or Other long-term liabilities on the Consolidated Balance Sheets based upon when we expect to settle the incurred warranty. The following table summarizes changes in the estimated liabilities for product warranty costs during the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Beginning balance	$44.1	$37.5	$31.6
Product warranty costs(1)	31.7	36.5	49.4
Payments and other deductions(1)	(38.0)	(37.7)	(43.5)
Acquired warranty liabilities	—	7.8	—
Ending balance	$37.8	$44.1	$37.5
____________________________
(1) Amounts exclude any estimated or actual loss recoveries.
Note 9 — Segment Information
We report our financial results of operations in two reportable segments, ABL and AIS, consistent with how our chief operating decision maker (“CODM”), our Chairman, President and Chief Executive Officer, evaluates operating results, assesses performance, and allocates resources within the Company. See Description of Business and Basis of Presentation footnote of the Notes to Consolidated Financial Statements for further details on how we identify our reportable segments.
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

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial information by operating segment for the periods presented (in millions):

	Year Ended August 31, 2026
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$3,576.4	$1,106.6	$—	$(41.2)	$4,641.8
Cost of products sold	1,903.8	428.5	—	(41.2)	2,291.1
Selling, distribution, and administrative expenses	1,028.5	488.5	96.3	—	1,613.3
Special charges	20.6	3.1	—	—	23.7
Operating profit	$623.5	$186.5	$(96.3)	$—	713.7
Interest expense, net					25.6
Miscellaneous expense, net					7.4
Income before income taxes					$680.7
Supplemental Information:
Depreciation and amortization	$72.5	$81.3	$2.6	$—	$156.4
Segment assets	847.2	235.3	3,791.0	—	4,873.5
Capital expenditures	60.1	12.2	5.4	—	77.7

	Year Ended August 31, 2025
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$3,612.2	$764.3	$—	$(30.9)	$4,345.6
Cost of products sold	1,957.7	340.3	—	(30.9)	2,267.1
Selling, distribution, and administrative expenses	1,034.2	347.9	102.8	—	1,484.9
Special charges	29.7	—	—	—	29.7
Operating profit	$590.6	$76.1	$(102.8)	$—	563.9
Interest expense, net					22.0
Miscellaneous expense, net					41.7
Income before income taxes					$500.2
Supplemental Information:
Depreciation and amortization	$71.0	$59.7	$2.4	$—	$133.1
Segment assets	906.1	214.5	3,634.6	—	4,755.2
Capital expenditures	55.1	10.4	2.9	—	68.4

	Year Ended August 31, 2024
	ABL	AIS	Corporate	Eliminations	Total
Net sales	$3,573.4	$291.9	$—	$(24.3)	$3,841.0
Cost of products sold	1,960.9	122.7	—	(24.3)	2,059.3
Selling, distribution, and administrative expenses	1,029.7	125.6	73.1	—	1,228.4
Operating profit	$582.8	$43.6	$(73.1)	$—	553.3
Interest income, net					(4.5)
Miscellaneous expense, net					9.2
Income before income taxes					$548.6
Supplemental Information:
Depreciation and amortization	$74.7	$15.3	$1.1	$—	$91.1
Segment assets	883.9	67.6	2,863.1	—	3,814.6
Capital expenditures	55.1	3.6	5.3	—	64.0

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
Payment is generally due and received within 60 days from the point of sale. In some instances, such as for software as a service agreements, payment is made prior to the transfer of control of goods and services. Payment terms generally do not extend beyond one year, and we apply the significant financing component practical expedient within ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Accruals for cash discounts to customers are generally estimated using the expected value method based on historical experience and are recorded as a reduction to sales.
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
Refund liabilities recorded under ASC 606 relating to rights of return, cash discounts, and other miscellaneous credits to customers were $27.1 million and $31.7 million as of August 31, 2026 and 2025, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets. Additionally, we recorded right of return assets for products expected to be returned to our facilities, which are included within Prepayments and other current assets on the Consolidated Balance Sheets. Such assets totaled $5.4 million and $3.4 million as of August 31, 2026 and 2025, respectively.
We also maintain one-time and ongoing promotions with certain customers, which may include rebate, sales incentive, marketing, and trade-promotion programs with customers that require us to estimate and accrue the expected costs of such programs. These arrangements may include volume rebate incentives, cooperative marketing programs, merchandising of our products, introductory marketing funds for new products, and other trade-promotion activities conducted by the customer. Costs associated with these programs are generally estimated based on the most likely amount expected to be settled based on the context of the individual contract and are reflected within the Consolidated Statements of Comprehensive Income in accordance with ASC 606, which in most instances requires such costs to be recorded as reductions of revenue. Amounts due to our customers associated with these programs totaled $49.7 million and $46.5 million as of August 31, 2026 and 2025, respectively, and are reflected within Other accrued liabilities on the Consolidated Balance Sheets.
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
The amount of transaction price from contracts with customers allocated to our contract liabilities consists of the following as of the dates presented (in millions):

	August 31,
	2026	2025
Current deferred revenues	$25.7	$21.4
Non-current deferred revenues	30.6	38.0
Current deferred revenues primarily consist of upfront fees collected for service-type warranties, time-bound software licenses, software as a service arrangements, and professional services and are included within Other current liabilities on the Consolidated Balance Sheets. These services are expected to be performed within one year. Revenue earned from beginning contract balances during the year ended August 31, 2026 approximated the current deferred revenue balance at August 31, 2025.
Non-current deferred revenues primarily consist of long-term service-type warranties, which are typically recognized ratably as revenue between five years and ten years from the date of sale, and are included within Other long-term liabilities on the Consolidated Balance Sheets.
Unsatisfied performance obligations that do not represent contract liabilities are expected to be satisfied within one year from August 31, 2026 and consist primarily of orders for physical goods that have not yet been shipped.

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

	Year Ended August 31,
	2026	2025	2024
ABL:
Independent sales network	$2,702.7	$2,646.8	$2,551.7
Direct sales network	314.2	411.4	397.0
Retail sales	169.2	170.7	190.3
Corporate accounts	182.1	156.7	205.9
OEM and other	208.2	226.6	228.5
Total ABL	3,576.4	3,612.2	3,573.4
AIS	1,106.6	764.3	291.9
Eliminations	(41.2)	(30.9)	(24.3)
Total	$4,641.8	$4,345.6	$3,841.0
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
Shares available for grant under the Stock Incentive Plan were approximately 0.5 million, 0.6 million, and 0.7 million at August 31, 2026, 2025, and 2024, respectively. Any shares subject to an award under the Stock Incentive Plan that are forfeited, canceled, expired, or settled for cash will be available for future grant under the Stock Incentive Plan.
Our share-based payment awards are valued based on their grant date fair values as described further below. We recognize compensation cost for share-based payment transactions in accordance with ASC 718. For most of our awards, compensation cost is recognized on a straight-line basis over the award's requisite service period. We apply the accelerated attribution method in certain circumstances for awards with graded vesting, including those with market and performance conditions. For awards subject to a market condition, we consider both actual and derived service periods, as well as the expected performance period, to determine the appropriate compensation recognition method.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized related to our share-based payment awards during the periods presented is summarized as follows (in millions):

	Year Ended August 31,
	2026	2025	2024
Restricted stock awards and units	$26.8	$24.0	$23.9
Performance stock units	21.3	18.9	18.6
Stock options	—	0.7	2.6
Director stock units	1.4	1.5	1.5
Total share-based payment expense	$49.5	$45.1	$46.6
Restricted Stock
As of August 31, 2026, we had approximately 0.2 million shares outstanding of restricted stock to officers, directors, and other key employees under the Stock Incentive Plan. Grants awarded vest primarily over a three-year period. Our restricted stock grants are valued at the closing stock price on the date of the grant.
Activity related to restricted stock awards during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2023	0.3		$159.33
Granted	0.2		$168.74
Vested	(0.2)		$153.74
Forfeited	—	*	$154.90
Outstanding at August 31, 2024	0.3		$167.39
Granted	0.1		$295.56
Vested	(0.2)		$166.16
Forfeited	—	*	$204.37
Outstanding at August 31, 2025	0.2		$229.73
Granted	0.1		$363.99
Vested	(0.1)		$214.87
Forfeited	—	*	$284.10
Outstanding at August 31, 2026	0.2		$302.21
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2026, there was $39.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of stock vested during the years ended August 31, 2026, 2025, and 2024 was approximately $25.2 million, $26.2 million, and $22.9 million, respectively.
Performance Stock Units
As of August 31, 2026, we had approximately 0.2 million performance stock units outstanding to officers and other key employees under the Stock Incentive Plan. Our performance stock units vest over a three-year period.

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
A small subset of our performance stock units have a payout based on a total shareholder return relative to a peer group index over a three-year period. These awards are valued using a Monte-Carlo simulation and are expensed over the longer of the requisite service period or the derived service period. Stock compensation may be accelerated if a market condition is met prior to the derived service period lapsing. All inputs into the Monte Carlo simulation are estimates made at the time of grant, which are summarized in the table below. Actual realized value of each award could materially differ from these estimates, without impact to future reported net income. Dividends were assumed to be reinvested on the ex-dividend date for us and peer companies. Expected volatility was based on historical volatility of our stock as well as our peer group. The risk-free interest rate was based on the U.S. Treasury yield consistent with the derived performance period.

	2026	2025	2024
Dividend yield	—%	—%	—%
Expected volatility	34.3%	33.1%	34.6%
Risk-free interest rate	3.5%	4.0%	4.9%
Fair value of awards	$557.79	$470.66	$241.39
Activity related to performance stock units during the periods presented was as follows (in millions, except per share data):

	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at August 31, 2023	0.2		$171.01
Granted	0.2		$172.98
Vested	(0.1)		$91.36
Outstanding at August 31, 2024	0.3		$186.66
Granted	0.1		$321.59
Vested	(0.1)		$207.02
Forfeited	—	*	$178.82
Outstanding at August 31, 2025	0.3		$214.89
Granted	0.1		$392.29
Vested	(0.2)		$192.05
Forfeited	—	*	$277.62
Outstanding at August 31, 2026	0.2		$276.75
___________________________
* Represents shares of less than 0.1 million.
As of August 31, 2026 there was $16.4 million of total unrecognized compensation cost related to unvested performance stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of performance units vested during the years ended August 31, 2026, 2025, and 2024 was $19.7 million, $14.9 million, and $5.0 million, respectively.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
As of August 31, 2026, we had approximately 0.8 million options outstanding to officers as well as other key current and former employees under the Stock Incentive Plan, all of which were granted in previous fiscal years. Options issued under the Stock Incentive Plan are generally granted with an exercise price equal to the fair market value of our stock on the date of grant, but never less than the fair market value on the grant date, and expire 10 years from the date of grant.
Stock option activity during the periods presented was as follows:

	Outstanding			Exercisable
	Number of Options (in millions)		Weighted Average Exercise Price	Number of Options (in millions)	Weighted Average Exercise Price
Outstanding at August 31, 2023	1.0		$131.81	0.9	$135.91
Exercised	(0.1)		$143.92
Outstanding at August 31, 2024	0.9		$130.74	0.9	$132.48
Exercised	(0.1)		$195.50
Outstanding at August 31, 2025	0.8		$119.81	0.8	$119.81
Exercised	—	*	$201.68
Outstanding at August 31, 2026	0.8		$117.30	0.8	$117.30
Range of option exercise prices:
$100.01 - $160.00 (average life - 3.6 years)	0.8		$117.30	0.8	$117.30
___________________________
* Represents amounts of less than 0.1 million.
The total intrinsic value of options exercised during the years ended August 31, 2026, 2025, and 2024 was approximately $3.9 million, $13.9 million, and $6.6 million, respectively. As of August 31, 2026, the total intrinsic value of options outstanding and exercisable was $167.3 million. As of August 31, 2026, there was no intrinsic value of options expected to vest. As of August 31, 2026, there was no unrecognized compensation cost related to unvested options.
Director Deferred Stock Units
In January 2022, the total remaining shares available for issuance under the Director Plan were transferred into the Stock Incentive Plan. As of August 31, 2026, approximately 24,000 stock units were deferred but undistributed under the Director Plan.
Employee Stock Purchase Plan
Employees are able to purchase, through payroll deduction, common stock at a 5% discount on a monthly basis. There were 1.5 million shares of our common stock reserved for purchase under the plan, of which approximately 1.0 million shares remain available as of August 31, 2026. Employees may participate at their discretion.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Pension and Defined Contribution Plans
Company-sponsored Pension Plans
We have several pension plans, both qualified and non-qualified, covering certain hourly and salaried employees. Benefits paid under these plans are based generally on employees’ years of service and/or compensation during the final years of employment. We historically have made at least the minimum annual contributions to the plans to the extent indicated by actuarial valuations and statutory requirements. Plan assets are invested primarily in fixed income securities and an insurance policy.
In the fourth quarter of fiscal 2025, we completed full and partial settlements of our domestic qualified defined benefit plans through the purchases of nonparticipating annuities and lump sum elections. Additionally, we terminated one of our international pension plans. As a result of these transactions, we recognized one-time, non-cash pension settlement charges totaling $30.9 million in the fourth quarter of fiscal 2025. These pension settlement charges are primarily related to the accelerated recognition of actuarial losses and are included within Miscellaneous expense, net in the Consolidated Statements of Comprehensive Income. The combined financial impact of the settlements and de-risking activities taken overall are reflected in the accompanying tables and disclosures within this note.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the status of our domestic (U.S. based) and international pension plans as of the dates presented (in millions):

	Domestic Plans		International Plans
	August 31,		August 31,
	2026	2025	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$56.7	$163.8	$31.9	$34.0
Service cost	3.2	4.6	1.0	0.8
Interest cost	2.9	7.8	2.1	1.9
Actuarial (gains) losses	(4.7)	(12.1)	0.5	(2.2)
Settlements	—	(95.2)	—	(1.4)
Benefits paid	(3.8)	(12.2)	(2.7)	(2.4)
Foreign currency and other	—	—	0.9	1.2
Benefit obligation at end of year	54.3	56.7	33.7	31.9
Change in plan assets:
Fair value of plan assets at beginning of year	26.4	134.5	28.9	34.6
Actual loss on plan assets	(0.7)	(1.6)	(0.5)	(3.2)
Employer contributions	3.4	0.9	—	1.0
Benefits paid	(3.8)	(12.2)	(1.5)	(1.6)
Settlements	—	(95.2)	—	(2.6)
Foreign currency and other	—	—	0.1	0.7
Fair value of plan assets at end of year	25.3	26.4	27.0	28.9
Funded status at the end of year	$(29.0)	$(30.3)	$(6.7)	$(3.0)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$5.8	$5.4	$2.6	$4.3
Current liabilities	(3.4)	(3.4)	(0.4)	(0.4)
Non-current liabilities	(31.4)	(32.3)	(8.9)	(6.9)
Net amount recognized in consolidated balance sheets	$(29.0)	$(30.3)	$(6.7)	$(3.0)
Accumulated benefit obligation	$53.4	$55.6	$30.3	$29.0
Pre-tax amounts in accumulated other comprehensive loss:
Prior service cost	$—	$—	$(0.1)	$(0.2)
Net actuarial loss	(2.0)	(4.8)	14.0	12.4
Amounts in accumulated other comprehensive loss	$(2.0)	$(4.8)	$13.9	$12.2
Pensions plans in which benefit obligation exceeds plan assets:
Projected benefit obligation	$34.8	$35.7	$9.3	$7.3
Accumulated benefit obligation	33.9	34.6	5.9	4.4
Pensions plans in which plan assets exceed benefit obligation:
Projected benefit obligation	$19.5	$21.0	$24.4	$24.6
Accumulated benefit obligation	19.5	21.0	24.4	24.6
Plan assets	25.3	26.4	27.0	28.9

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
Net periodic pension cost during the periods presented included the following components before tax (in millions):

	Domestic Plans			International Plans
	2026	2025	2024	2026	2025	2024
Service cost	$3.2	$4.6	$3.6	$1.0	$0.8	$0.9
Interest cost	2.9	7.8	7.8	2.1	1.9	2.0
Expected return on plan assets	(1.3)	(6.7)	(6.7)	(1.5)	(1.7)	(2.0)
Amortization of prior service cost	—	—	0.1	—	0.1	—
Recognized actuarial loss	0.2	1.6	1.7	1.3	1.0	1.6
Settlement loss (gain)	—	33.2	—	—	(2.3)	—
Net periodic pension cost	$5.0	$40.5	$6.5	$2.9	$(0.2)	$2.5
Weighted average assumptions used in computing the benefit obligation are as follows:

	Domestic Plans		International Plans
	2026	2025	2026	2025
Discount rate	5.8%	5.3%	7.4%	6.9%
Rate of compensation increase	5.0%	5.0%	4.5%	4.5%
Weighted average assumptions used in computing net periodic pension cost are as follows:

	Domestic Plans			International Plans
	2026	2025	2024	2026	2025	2024
Discount rate	5.3%	4.9%	5.1%	6.9%	5.9%	5.9%
Expected return on plan assets	5.5%	5.3%	5.3%	6.0%	5.4%	4.7%
Rate of compensation increase	5.0%	5.0%	5.0%	4.5%	3.4%	3.5%
It is our policy to adjust, on an annual basis, the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations based on our estimated benefit payments available as of the measurement date. We use published yield curves to assist in the development of our discount rates. We estimate that a 100 basis point increase in the discount rate would reduce net periodic pension cost for fiscal 2026 approximately $0.3 million for the domestic plans and $0.4 million for the international plans. The expected return on plan assets is derived primarily from a periodic study of long-term historical rates of return on the fair value of our various asset classes included in our targeted pension plan asset allocation as well as future expectations. We estimate that each 100 basis point reduction in the expected return on plan assets would result in additional net periodic pension cost of $0.3 million and $0.3 million for domestic plans and international plans, respectively. We also evaluate the rate of compensation increase annually and adjust if necessary.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investment objective for domestic plan assets is to earn a rate of return sufficient to exceed the long-term growth of the plans’ liabilities without subjecting plan assets to undue risk. The plan assets are invested primarily in fixed income securities. We conduct a periodic strategic asset allocation study to form a basis for the allocation of pension assets between various asset categories. Specific allocation percentages are assigned to each asset category with minimum and maximum ranges established for each. The assets are then managed within these ranges. At August 31, 2026, the U.S. targeted asset allocation approximated 90% fixed income securities and 10% equity securities. Our investment objective for the international plan assets is to cover the value of the plans’ liabilities. At August 31, 2026, the international asset target allocation approximated 100% guaranteed insurance policies.
Our pension plan asset allocation by asset category as of the dates presented is as follows:

	% of Plan Assets
	Domestic Plans		International Plans
	2026	2025	2026	2025
Equity securities	5.1%	14.0%	—%	—%
Fixed income securities	80.7%	71.6%	1.5%	0.4%
Multi-strategy investments	—%	—%	—%	—%
Real estate	14.2%	14.4%	—%	—%
Guaranteed insurance policy	—%	—%	98.5%	99.6%
Total	100.0%	100.0%	100.0%	100.0%
Domestic Plans' Assets
Our pension plan assets are stated at fair value based on quoted market prices in an active market, quoted redemption values, or estimates based on reasonable assumptions as of the most recent measurement period. See the Fair Value Measurements footnote for a description of the fair value guidance under U.S. GAAP. No transfers between the levels of the fair value hierarchy occurred during the current fiscal period. In the event of a transfer in or out of a level within the fair value hierarchy, the transfers would be recognized on the date of occurrence. Certain pension assets valued at net asset value (“NAV”) per share as a practical expedient are excluded from the fair value hierarchy. Investments in pension plan assets as of August 31, 2026 and August 31, 2025 are described in further detail below.
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
The following tables present the fair value of the domestic pension plan assets by major category as of the dates presented (in millions):

	Fair Value as of	Fair Value Measurements
	August 31, 2026	Level 1	Level 2	Level 3
Assets included in the fair value hierarchy:
Fixed-income investments	$10.4	$—	$10.4	$—
U.S. Treasury investments	9.7	—	9.7	—
Mutual funds	1.2	1.2	—	—
Collective trust: Domestic small cap equities	0.1	—	0.1	—
Short-term fixed income investments	0.3	0.3	—	—
Total assets in the fair value hierarchy	21.7
Assets calculated at net asset value:
Real estate fund	3.6
Total assets at net asset value	3.6
Total assets at fair value	$25.3

	Fair Value as of	Fair Value Measurements
	August 31, 2025	Level 1	Level 2	Level 3
Assets included in the fair value hierarchy:
Fixed-income investments	$10.9	$—	$10.9	$—
US Treasury investments	5.2	—	5.2	—
Mutual funds	3.1	3.1	—	—
Collective trust: Domestic small cap equities	0.6	—	0.6	—
Short-term fixed income investments	2.8	2.8	—	—
Total assets in the fair value hierarchy	22.6
Assets calculated at net asset value:
Real estate fund	3.8
Total assets at net asset value	3.8
Total assets at fair value	$26.4

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
In the fourth fiscal quarter of fiscal 2025, we terminated one of our pension plans in Mexico. As a part of this termination, no plan assets remain.
The following tables present the fair value of the international pension plan assets by major category as of the dates presented (in millions):

	Fair Value as of	Fair Value Measurements
	August 31, 2026	Level 1	Level 2	Level 3
Short-term fixed income investments	$0.4	$0.4	$—	$—
Insurance policy	26.6	—	—	26.6
Total assets at fair value	$27.0

	Fair Value as of	Fair Value Measurements
	August 31, 2025	Level 1	Level 2	Level 3
Short-term fixed income investments	$0.1	$0.1	$—	$—
Insurance policy	28.8	—	—	28.8
Total assets at fair value	$28.9
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) (in millions):

	Year Ended August 31,
	2026	2025
Beginning balance	$28.8	$—
Purchases	—	32.0
Unrealized loss	(2.2)	(3.2)
Ending balance	$26.6	$28.8
We do not expect to contribute to the remaining plans in fiscal 2027 based on the funded status of the plans as well as current legal minimum funding requirements.
Benefit payments, including payments from funded benefit plan trusts, are expected to be paid as follows during the years ending August 31 (in millions):

	Domestic Plans	International Plans
2027	$4.0	$2.1
2028	6.8	2.2
2029	5.9	2.4
2030	4.7	2.6
2031	4.8	2.8
2032-2036	24.6	18.5

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
We have defined contribution plans to which both employees and the Company make contributions. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals and totaled $16.2 million, $14.9 million, and $11.7 million for the years ended August 31, 2026, 2025, and 2024, respectively. At August 31, 2026, assets of certain domestic defined contribution plans included shares of our common stock with a market value of approximately $10.3 million, which represented approximately 1.4% of the total fair market value of the assets in those defined contribution plans.
Note 13 — Special Charges
During the year ended August 31, 2026, we recognized $23.7 million of pre-tax special charges, which related primarily to actions taken to improve productivity and consisted of initiatives involving our product portfolio, supply chain, operating footprint, and labor cost reductions.
During the year ended August 31, 2025, we recognized $29.7 million of pre-tax special charges, which consisted primarily of impairments of long-lived assets as well as employee severance costs related to productivity initiatives.
We recognized no pre-tax special charges during the year ended August 31, 2024.
The details of the special charges during the periods presented are summarized as follows (in millions):

	Year Ended August 31,
	2026	2025
Severance and employee-related costs	$10.2	$7.2
Impairment of long-lived assets	6.0	16.7
Other items	7.5	5.8
Total special charges	$23.7	$29.7
As of August 31, 2026, we had $4.4 million of remaining accruals related to special charges. These amounts relate to unpaid severance and employee-related costs from our fourth quarter fiscal 2026 actions, which are included in Accrued compensation in the Consolidated Balance Sheets. As of August 31, 2025, there were $0.4 million remaining accruals related to special charges. These amounts related to unpaid severance and employee-related costs from our third quarter fiscal 2025 actions.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Common Stock and Related Matters
Common Stock
Changes in common stock during the periods presented were as follows (amounts and shares in millions):

	Common Stock
	Shares		Amount
			(At par)
Balance at August 31, 2023	54.4		$0.5
Vesting of share-based payment awards(1)	0.1		—
Stock options exercised	0.1		—
Balance at August 31, 2024	54.6		0.5
Vesting of share-based payment awards(1)	0.2		—
Stock options exercised	0.1		—
Balance at August 31, 2025	54.9		0.5
Vesting of share-based payment awards(1)	0.1		0.1
Stock options exercised	—	*	—
Balance at August 31, 2026	55.0		$0.6
___________________________
* Represents shares of less than 0.1 million.
(1) Shown net of cancellations for tax withholdings
As of August 31, 2026 and 2025, we had 25.1 million and 24.2 million of repurchased shares, respectively, recorded as treasury stock at an original repurchase cost of $2.94 billion and $2.65 billion, respectively. Excise taxes on corporate stock repurchases are accounted for as an increase to the cost basis of our share repurchases.
During fiscal 2026, we repurchased approximately 0.9 million shares of our outstanding common stock. As of August 31, 2026, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 2.4 million shares. We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions.
Preferred Stock
We have 50 million shares of preferred stock authorized. No shares of preferred stock were issued in fiscal 2026 or 2025, and no shares of preferred stock are outstanding.
Earnings per Share
Basic earnings per share for the periods presented is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for these periods. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised, unvested share-based payment awards were vested, and other distributions related to deferred stock agreements were incurred as of the beginning of the period. Common stock equivalents are calculated using the treasury stock method. The dilutive effects of share-based payment awards subject to market and/or performance conditions that were not met during the period are excluded from the computation of diluted earnings per share.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table calculates basic earnings per common share and diluted earnings per common share during the periods presented (in millions, except per share data):

	Year Ended August 31,
	2026	2025	2024
Net income	$531.3	$396.6	$422.6
Basic weighted average shares outstanding	30.384	30.859	30.885
Common stock equivalents	0.767	0.782	0.560
Diluted weighted average shares outstanding	31.151	31.641	31.445
Basic earnings per share(1)	$17.49	$12.85	$13.68
Diluted earnings per share(1)	$17.05	$12.53	$13.44
____________________
(1) Earnings per share is calculated using unrounded numbers. Amounts in the table may not recalculate exactly due to rounding.
Stock options, performance stock awards, and restricted stock awards that were excluded from the diluted earnings per share calculation as the effect of inclusion would have been antidilutive were immaterial for the years ended August 31, 2026, 2025, and 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation for qualifying assets and expensing of domestic research costs. The legislation has multiple effective dates, with certain provisions effective for fiscal 2026 and others implemented through fiscal 2027. The legislation did not have a material impact on the Company's 2026 effective tax rate but did result in lower cash tax payments in 2026. The Company continues to review the OBBBA tax provisions to assess future impacts on the consolidated financial statements.
The following table presents income before income taxes for our domestic and foreign operations based on tax jurisdictions before intercompany eliminations for the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Domestic	$499.8	$414.8	$472.4
International	180.9	85.4	76.2
Income before income taxes	$680.7	$500.2	$548.6

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following components during the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Current:
Federal	$51.4	$103.2	$113.6
State	24.9	23.8	26.6
Foreign	39.7	21.6	19.4
Total current	116.0	148.6	159.6
Deferred:
Federal	36.4	(37.0)	(30.7)
State	1.1	(4.0)	(1.3)
Foreign	(4.1)	(4.0)	(1.6)
Total deferred	33.4	(45.0)	(33.6)
Total provision for income taxes	$149.4	$103.6	$126.0
The following table reconciles the U.S. statutory rate to the effective income tax rate on a continuing basis for the year ended August 31, 2026, in accordance with ASU 2023-09, which was adopted prospectively (in millions):

	Year Ended August 31, 2026
	Tax Effect	Rate Impact
U.S. federal statutory rate provision	$142.9	21.0%
State and local income taxes, net of federal income tax effects(1)	20.7	3.0%
Foreign tax effects:
Ireland	(9.3)	(1.3)%
Other	0.1	–%
Tax credits:
Research and development tax credits	(11.1)	(1.6)%
Changes in unrecognized tax benefits	0.2	–%
Other adjustments
Tax gain of sale of assets	10.4	1.5%
Other	(4.5)	(0.7)%
Effective income tax rate	$149.4	21.9%
____________________
(1) State taxes in California, Illinois, Pennsylvania, Texas, New Jersey, Florida, and Minnesota made up the majority of the tax effects in this category.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the provision at the federal statutory rate to the total provision for income taxes prior to the adoption of ASU 2023-09 during the periods presented (in millions):

	Year Ended August 31,
	2025	2024
Federal income tax computed at statutory rate	$105.0	$115.2
State income tax, net of federal income tax benefit	14.8	19.7
Federal permanent differences	(2.2)	2.1
Foreign permanent differences and rate differential	4.2	2.3
Research and development tax credits	(13.7)	(10.1)
Unrecognized tax benefits	(4.8)	2.0
Other, net	0.3	(5.2)
Total provision for income taxes	$103.6	$126.0
Components of the net deferred income tax liabilities as of the dates presented include (in millions):

	August 31,
	2026	2025
Deferred income tax liabilities:
Depreciation	$(24.8)	$(24.7)
Goodwill and intangibles	(150.8)	(155.1)
Operating lease right of use assets	(19.7)	(24.0)
Other liabilities	(3.5)	(3.2)
Total deferred income tax liabilities	(198.8)	(207.0)
Deferred income tax assets:
Self-insurance	2.2	1.8
Pension	7.1	7.1
Deferred compensation	25.4	25.1
Net operating losses	7.7	6.8
Other accruals not yet deductible	37.4	37.0
Operating lease liabilities	22.4	26.4
Capitalized research and development	57.3	98.1
Other assets	26.0	22.7
Total deferred income tax assets	185.5	225.0
Valuation allowance	(21.2)	(19.5)
Net deferred income tax liabilities	$(34.5)	$(1.5)
Income taxes paid, net of refunds by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended August 31, 2026 are as follows (in millions):

Year Ended August 31, 2026
Federal	$52.3
State	22.9
Non-US:
Canada	16.6
Mexico	7.5
Other non-US	8.3
Income taxes paid	$107.6

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes paid, net of refunds, were $151.8 million and $155.7 million for the years ended August 31, 2025 and August 31, 2024, respectively.
As of August 31, 2026, we have recorded a deferred income tax liability of $0.4 million for certain foreign withholding taxes and U.S. taxes related to foreign earnings for which we do not assert indefinite reinvestment. With respect to unremitted earnings and original investments in foreign subsidiaries where we are continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries. We account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.
At August 31, 2026, we had federal tax credit carryforwards of approximately $14.7 million that begin to expire in 2029, and state tax credit carryforwards of approximately $0.3 million that begin to expire in 2027. Approximately $14.7 million in federal tax credit carryforwards are subject to a full valuation allowance as we do not expect to realize any future tax benefit. At August 31, 2026, we had federal net operating loss carryforwards of $7.7 million that begin to expire in 2029, state net operating loss carryforwards of $27.9 million that begin to expire in 2033, and foreign net operating loss carryforwards of $18.6 million that begin to expire in 2028.
The gross amount of unrecognized tax benefits as of August 31, 2026 and 2025 totaled $18.7 million and $18.5 million, respectively. The amount of unrecognized tax benefits that would affect our effective income tax rate was $18.7 million and $18.5 million as of August 31, 2026 and 2025, respectively. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense; such accrued interest and penalties are not material. With few exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations for years ended before 2023 or for foreign income tax examinations before 2017.
The following table reconciles the change in the unrecognized income tax benefit (reported in Other long-term liabilities on the Consolidated Balance Sheets) during the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Unrecognized tax benefits balance at beginning of year	$18.5	$21.1	$20.1
Additions based on tax positions related to the current year	4.5	5.8	4.2
Reductions for tax positions of prior years	—	(0.1)	(0.1)
Reductions due to lapse of statute of limitations	(4.3)	(8.3)	(3.1)
Unrecognized tax benefits balance at end of year	$18.7	$18.5	$21.1
Total accrued interest was $2.3 million, $2.4 million, and $4.6 million as of August 31, 2026, 2025, and 2024, respectively. Income tax penalties of $0.7 million were accrued during fiscal 2026. Interest, net of tax benefits, and penalties are included in Income tax expense within the Consolidated Statements of Comprehensive Income. We are routinely under audit from various tax jurisdictions. We do not currently anticipate material audit assessments.

ACUITY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Disaggregated Information
Sales of lighting, lighting controls, building management solutions, and audio, video, and control solutions, excluding services accounted for approximately 99% of total consolidated net sales in fiscal 2026, 2025, and 2024.
Our geographic distribution of net sales, operating profit, income before income taxes, and long-lived assets is summarized in the following table during and as of the periods presented (in millions):

	Year Ended August 31,
	2026	2025	2024
Net sales(1):
Domestic(2)	$4,054.3	$3,756.7	$3,262.9
International	587.5	588.9	578.1
Total net sales	$4,641.8	$4,345.6	$3,841.0
Long-lived assets(3):
Domestic(2)	$359.0	$359.9	$295.7
International	147.4	125.9	105.9
Total long-lived assets	$506.4	$485.8	$401.6
_______________________________________
(1)Net sales are attributed to each country based on the selling location.
(2)Domestic amounts include amounts for U.S. based operations.
(3)Long-lived assets include net property, plant, and equipment, operating lease right-of-use assets, and other long-term assets as reflected in the Consolidated Balance Sheets.
Note 17 — Subsequent Event
On September 10, 2026, we voluntarily repaid the remaining $200.0 million outstanding balance under our Credit Agreement.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level as of August 31, 2026.
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
Management’s annual report on our internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in our 2026 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm as it relates to Internal Control Over Financial Reporting, respectively, and are incorporated herein by reference.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information.
On July 1, 2026, Neil M. Ashe, our Chairman, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for (i) the sale of shares of common stock of the Company and (ii) the exercise of employee stock options and sale of the underlying shares of common stock of the Company. The plan has an effective date of October 5, 2026, though no trading will occur until permitted in compliance with applicable SEC laws, rules, and regulations. The plan has an expiration date of March 31, 2028. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan: (i) the aggregate number of shares of common stock of the Company to be sold is not to exceed (a) 33,641 shares, plus (b) 100 percent of the net issued shares received as a result of restricted stock unit and performance stock unit vestings on October 24, 2026 and October 24, 2027, for which the aggregate number of shares to be sold is dependent on the terms and conditions of, and taxes on, the applicable units, and therefore, is indeterminable at this time; and (ii) the aggregate number of employee stock options to be exercised and underlying shares of common stock of the Company to be sold is not to exceed 77,720 shares.
Other than as described above, during the fourth quarter of fiscal 2026, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.
The information required by this item, with respect to directors and corporate governance, will be included under the caption Item 1 — Election of Directors and Director Information of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to executive officers, will be included under the caption Executive Officers of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The information required by this item, with respect to the code of ethics, will be included under the captions Governance Policies and Procedures and Contacting the Board of Directors of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
The Company's insider trading policy governs the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees, other covered persons, and the Company and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.
Item 11.Executive Compensation.
The information required by this item will be included under the captions Director Information, Board and Committees (including Compensation Committee Interlocks and Insider Participation), Compensation of Directors, Compensation Discussion and Analysis, Equity Award Grant Practices, Report of the Compensation and Management Development Committee, Fiscal 2026 Summary Compensation Table, Fiscal 2026 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2026 Year-End, Option Exercises and Stock Vested in Fiscal 2026, Pension Benefits in Fiscal 2026, Fiscal 2026 Non-Qualified Deferred Compensation, Employment Arrangements, Potential Payments upon Termination, CEO Pay Ratio, and Equity Compensation Plans of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the captions Equity Compensation Plans and Beneficial Ownership of the Company’s Securities of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions Certain Relationships and Related Party Transactions, Director Information, and Board and Committees of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, PCAOB ID: 42.
The information required by this item concerning our principal accountant will be included under the captions Audit Fees and Other Fees, Preapproval Policies and Procedures, and Report of the Audit Committee of our proxy statement for the annual meeting of stockholders to be held January 20, 2027, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this report:

(1)	Management’s Report on Internal Control over Financial Reporting	32
	Reports of Independent Registered Public Accounting Firm	33
	Consolidated Balance Sheets as of August 31, 2026 and 2025	36
	Consolidated Statements of Comprehensive Income for the years ended August 31, 2026, 2025, and 2024	37
	Consolidated Statements of Cash Flows for the years ended August 31, 2026, 2025, and 2024	38
	Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2026, 2025, and 2024	39
	Notes to Consolidated Financial Statements	40
(2)	Financial Statement Schedules:
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

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Acuity Brands, Inc., dated as of January 25, 2024.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on January 26, 2024, which is incorporated herein by reference.
	(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
	(c)	Amended and Restated Bylaws of Acuity Inc., effective as of March 26, 2025.	Reference is made to Exhibit 3.3 of registrant’s Form 8-K as filed with the Commission on March 12, 2025, which is incorporated herein by reference.
EXHIBIT 4	(a)	Description of Securities.	Reference is made to Exhibit 4(a) of registrant’s Form 10-K as filed with the Commission on October 27, 2025, which is incorporated herein by reference.
	(b)	Indenture, dated as of November 10, 2020, between Acuity Brands Lighting, Inc. and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(c)	First Supplemental Indenture, dated as of November 10, 2020, among Acuity Brands Lighting, Inc., Acuity Brands, Inc. and ABL IP Holding, LLC, and U.S. Bank National Association, as trustee.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(d)	Officer’s Certificate, dated as of November 10, 2020, pursuant to Sections 3.01 and 3.03 of the Indenture, dated November 10, 2020, setting forth the terms of the 2.150% Senior Notes due 2030.	Reference is made to Exhibit 4.3 of registrant’s Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
	(e)	Form of 2.150% Senior Notes due 2030 (included in Exhibit 4.3).	Reference is made to Exhibit 4.3 of registrant’s Form 8-K as filed with the Commission on November 10, 2020, which is incorporated herein by reference.
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
Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on May 13, 2026, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Acuity Inc. 2005 Supplemental Deferred Savings Plan, as amended and restated effective as of March 26, 2025.	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
	(2)	Acuity Brands, Inc. Compensation for Non-Employee Directors.	Reference is made to Exhibit 10(iii)A(12) of registrant’s Form 10-K as filed with the Commission on October 26, 2022, which is incorporated herein by reference.
	(3)	Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.

(4)	Amendment No. 1 to Acuity Brands, Inc. Senior Management Benefit Plan.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-Q as filed with the Commission on July 10, 2007, which is incorporated herein by reference.
(5)	Acuity Brands, Inc. Executive Benefits Trust.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(6)	Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(7)	Amendment No. 1 to Acuity Brands, Inc. Supplemental Retirement Plan for Executives.	Reference is made to Exhibit 10(iii)A(2) of registrant’s Form 10-Q as filed with the Commission on April 14, 2003, which is incorporated by reference.
(8)	Acuity Brands, Inc. Benefits Protection Trust.	Reference is made to Exhibit 10.21 of registrant’s Form 8-K as filed with the Commission on December 14, 2001, which is incorporated herein by reference.
(9)	Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan, As Amended and Restated Effective As of July 1, 2019.	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q as filed with the Commission on July 2, 2019, which is incorporated herein by reference.
(10)	Amendment No. 1 to Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan.	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(11)	Form of Amended and Restated Change in Control Agreement entered into as of April 21, 2006.	Reference is made to Exhibit 99.1 of registrant’s Form 8-K filed with the Commission on April 27, 2006, which is incorporated herein by reference.
(12)	Employment Letter between Acuity Brands, Inc. and Neil M. Ashe, dated January 9, 2020.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(13)	Form of Nonqualified Stock Option Award Agreement (options subject only to time-based conditions).	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(14)	Form of Nonqualified Stock Option Award Agreement (options subject to time-based and share price performance conditions).	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(15)	Form of Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(16)	Amendment No. 1 to Severance Agreement between Acuity Brands, Inc. and Neil M. Ashe.	Reference is made to Exhibit 10(iii)A(26) of registrant’s Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
(17)	Form of Change in Control Agreement between Acuity Brands, Inc. and Neil M. Ashe.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on January 9, 2020, which is incorporated herein by reference.
(18)	Acuity Inc. Matching Gift Program.	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.

(19)	Employment Letter dated November 16, 2005 between Acuity Brands, Inc. and Richard K. Reece.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K filed with the Commission on November 18, 2005, which is incorporated herein by reference.
(20)	Acuity Brands Lighting, Inc. Severance Agreement, entered into as of March 28, 2018, by and between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(51) of registrant’s Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(21)	Amendment No. 1 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(52) of registrant’s Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(22)	Amendment No. 2 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(53) of registrant’s Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(23)	Amendment No. 3 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on January 7, 2020, which is incorporated herein by reference.
(24)	Amendment No. 4 to Acuity Brands Lighting, Inc. Severance Agreement between Acuity Brands Lighting, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(43) of registrant’s Form 10-K as filed with the Commission on October 28, 2024, which is incorporated herein by reference.
(25)	Change in Control Agreement, entered into as of March 28, 2018, by and between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(54) of registrant’s Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(26)	Amendment No.1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Karen J. Holcom.	Reference is made to Exhibit 10(iii)A(55) of registrant’s Form 10-K as filed with the Commission on October 29, 2019, which is incorporated herein by reference.
(27)	Change in Control Agreement dated March 28, 2018, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(81) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(28)	Amendment No. 1 to Acuity Brands, Inc. Change in Control Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(82) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(29)	Severance Agreement dated March 28, 2020, by and between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(83) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(30)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(84) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(31)	Amendment No. 2 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(85) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(32)	Amendment No. 3 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(86) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(33)	Amendment No. 4 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Barry R. Goldman.	Reference is made to Exhibit 10(iii)A(80) of registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.

(34)	Change in Control Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(87) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(35)	Severance Agreement dated March 2, 2020, by and between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(88) of registrant’s Form 10-K as filed with the Commission on October 23, 2020, which is incorporated herein by reference.
(36)	Amendment No. 1 to Acuity Brands, Inc. Severance Agreement between Acuity Brands, Inc. and Dianne S. Mills.	Reference is made to Exhibit 10(iii)A(83) of registrant’s Form 10-K as filed with the Commission on October 27, 2021, which is incorporated herein by reference.
(37)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on February 9, 2010, which is incorporated herein by reference.
(38)	Form of Restricted Stock Award Agreement for U.S. Grantees.	Reference is made to Exhibit 10(iii)A(70) of registrant’s Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(39)	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees.	Reference is made to Exhibit 10(iii)A(72) of registrant’s Form 10-K as filed with the Commission on October 26, 2017, which is incorporated herein by reference.
(40)	Form of Nonqualified Stock Option Award Agreement.	Reference is made to Exhibit 10(iii)A(72) of registrant’s Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(41)	Form of Nonqualified Stock Option Award Agreement for Named Executive Officers.	Reference is made to Exhibit 10(iii)A(73) of registrant’s Form 10-K as filed with the Commission on October 27, 2016, which is incorporated herein by reference.
(42)	Acuity Brands, Inc. 2017 Management Cash Incentive Plan.	Reference is made to Annex B of registrant’s Proxy Statement as filed with the Commission on November 21, 2017, which is incorporated herein by reference.
(43)	Form of Restricted Stock Award Agreement for U.S. Employees.	Reference is made to Exhibit 10(iii)A(1) of registrant’s Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(44)	Form of Restricted Stock Award Agreement for Directors.	Reference is made to Exhibit 10(iii)A(3) of registrant’s Form 10-Q as filed with the Commission on April 4, 2018, which is incorporated herein by reference.
(45)	Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(46)	Deferred Stock Unit Award Agreement Non-Employee Directors.	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on January 7, 2022, which is incorporated herein by reference.
(47)	Acuity Inc. Non-Employee Director Compensation Schedule.	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
(48)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Reference is made to Exhibit 10(iii)A(76) of registrant’s Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.

	(49)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Reference is made to Exhibit 10(iii)A(77) of registrant’s Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(50)	Acuity Brands, Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(iii)A(78) of registrant’s Form 10-K as filed with the Commission on October 26, 2023, which is incorporated herein by reference.
	(51)	Acuity Inc. Short-Term Incentive Plan, as Amended and Restated Effective as of March 26, 2025.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
	(52)	Acuity Inc. 2011 Nonemployee Director Deferred Compensation Plan, (Amended and Restated Effective as of March 26, 2025).	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference.
	(53)	Amended and Restated Acuity Inc. 2012 Omnibus Stock Incentive Compensation Plan.	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q as filed with the Commission on June 26, 2025, which is incorporated herein by reference
	(54)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (ROIC Performance Award).	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
	(55)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Performance Unit Notification and Award Agreement (rTSR Performance Award).	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
	(56)	Acuity Inc. Amended and Restated 2012 Omnibus Stock Incentive Compensation Plan Global Restricted Stock Unit Notification and Award Agreement.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
EXHIBIT 19		Insider Trading Policy.	Reference is made to Exhibit 19 of registrant’s Form 10-K as filed with the Commission on October 27, 2025, which is incorporated herein by reference.
EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 22		List of Guarantors and Subsidiary Issuers of Guaranteed Securities.	Reference is made to Exhibit 22 of registrant’s Form 10-Q as filed with the Commission on April 3, 2025, which is incorporated herein by reference.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 97		Acuity Inc. Incentive-Based Compensation Recoupment Policy.	Reference is made to Exhibit 97 of registrant’s Form 10-K as filed with the Commission on October 27, 2025, which is incorporated herein by reference.
EXHIBIT 101	.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	.SCH	XBRL Taxonomy Extension Schema Document.	Filed with the Commission as part of this Form 10-K.
	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed with the Commission as part of this Form 10-K.
	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed with the Commission as part of this Form 10-K.
EXHIBIT 104		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101 of this Form 10-K.

Item 16.Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACUITY INC.

Date:	October 23, 2026	By:	/S/ NEIL M. ASHE
Neil M. Ashe Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ NEIL M. ASHE	Chairman, Director, President and Chief Executive Officer (Principal Executive Officer)	October 23, 2026
Neil M. Ashe

	/s/ KAREN J. HOLCOM	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2026
Karen J. Holcom

	*	Director	October 23, 2026
Marcia J. Avedon, Ph.D.

	*	Director	October 23, 2026
W. Patrick Battle

	*	Director	October 23, 2026
Michael J. Bender

	*	Director	October 23, 2026
G. Douglas Dillard, Jr.

	*	Director	October 23, 2026
James H. Hance, Jr.

	*	Director	October 23, 2026
Maya Leibman

	*	Director	October 23, 2026
Laura G. O'Shaughnessy

	*	Director	October 23, 2026
Mark J. Sachleben

	*	Director	October 23, 2026
Nicholas J. Tzitzon

*BY:	/s/ KAREN J. HOLCOM	Attorney-in-Fact	October 23, 2026
Karen J. Holcom